Form 10QSB
period 1995-06-30
EVANS ENVIRONMENTAL CORP
filed 1995-08-25
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

  (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended JUNE 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-16322


                        EVANS ENVIRONMENTAL CORPORATION
          (Name of small business issuer as specified in its charter)

                   COLORADO                                      84-1061207
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)

         99 S.E. FIFTH STREET,
          FOURTH FLOOR, MIAMI, FLORIDA                              33131
         (Address of principal executive offices)                 (Zip Code)

                   Issuer's telephone number: (305) 374-8300

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ]

As of August 18, 1995, the Company had a total of 15,657,060 shares of common stock, $.003 par value, outstanding.

Transitional Small Business Disclosure format (check one): Yes [ ] No [X]

                        EVANS ENVIRONMENTAL CORPORATION

                                     INDEX
                                                                           PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements:

                  Consolidated balance sheets
                   - June 30, 1995 and March 31, 1995                         3

                  Consolidated statements of operations
                   - Three Months Ended June 30, 1995 and 1994                4

                  Consolidated statements of cash flows
                   - Three months ended June 30, 1995 and 1994              5-6

                  Notes to financial statements                            7-10

Item 2.           Management's discussion and analysis of
                  financial condition and results of
                  operations                                              11-15

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                   16
Item 2.  Changes in securities                                               16
Item 3.  Defaults upon senior securities                                     16
Item 4.  Submission of matters to a vote of security holders                 16
Item 5.  Other information                                                   16
Item 6.  Exhibits and reports on form 8-K                                    16

SIGNATURES                                                                   17

                        EVANS ENVIRONMENTAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1995 AND MARCH 31, 1995
                                  (UNAUDITED)


                                                                               JUNE 30, 1995               MARCH 31, 1995
                                                                               -------------               --------------

                                     ASSETS
Current assets:
     Cash                                                                        $    76,993                  $   300,743
     Restricted cash                                                                 141,729                      141,729
     Accounts receivable, net                                                      1,876,611                    1,863,038
     Inventory                                                                       410,993                      392,928
     Laboratory sale proceeds due                                                    166,683                            -
     Prepaid expenses & other                                                        475,443                      411,964
                                                                                 -----------                  -----------
          Total current assets                                                     3,148,452                    3,110,402

Amounts due under state reimbursement
 program                                                                             979,759                      995,088
Property & equipment, net                                                            863,803                      900,972
Goodwill, net                                                                      1,499,033                    1,532,280
Other assets                                                                          49,502                       49,765
                                                                                 -----------                  -----------
          Total assets                                                           $ 6,540,549                  $ 6,588,507
                                                                                 ===========                  ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $ 2,120,201                  $ 2,075,178
     Accrued expenses                                                                900,040                    1,097,790
     Delinquent payroll taxes                                                      1,053,730                    1,068,864
     Current portion of capital lease
      obligations & notes payable                                                  1,092,285                    1,141,668
                                                                                 -----------                  -----------
          Total current liabilities                                                5,166,256                    5,383,500

Capital lease obligations & notes payable                                            459,335                      472,151
Commitments & contingencies

Stockholders' equity:
     Preferred stock:
        $.001 par value, $.64 liquidation
         preference, 5,000,000 authorized,
         249,475 issued and outstanding                                                  250                            -
     Common stock:
        $.003 par value, 25,000,000 authorized,
         issued and outstanding:
         June 30, 1995  - 16,157,060
         March 31, 1995 - 13,009,610                                                  48,471                       39,029
     Additional paid in capital                                                    6,253,703                    5,760,097
     Retained deficit                                                             (5,387,466)                  (5,066,270)
                                                                                 -----------                  -----------
          Total stockholders' equity                                                 914,958                      732,856
                                                                                 -----------                  -----------
          Total liabilities &
           stockholders' equity                                                  $ 6,540,549                  $ 6,588,507
                                                                                 ===========                  ===========

                             See accompanying notes

                        EVANS ENVIRONMENTAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                                                                    1995                         1994
                                                                                ------------                 ------------
Revenues:

     Environmental consulting                                                   $  1,790,811                 $  1,660,601
     Environmental laboratory                                                              -                      744,728
     Cable products                                                                1,243,379                      860,468
                                                                                ------------                 ------------

        Total revenues                                                             3,034,190                    3,265,797

Operating costs & expenses:

     Environmental services:
          Direct labor & employee
           benefit costs                                                             477,185                    1,042,405
          Other direct costs                                                         388,933                      680,413
                                                                                ------------                 ------------
     Cost of environmental services                                                  866,118                    1,722,818

     Cost of cable products                                                          948,449                      644,972
                                                                                ------------                 ------------

        Total direct costs & expenses                                              1,814,567                    2,367,790
                                                                                ------------                 ------------

        Gross profit                                                               1,219,623                      898,007

     General, administrative &
      other operating costs                                                        1,345,991                    1,274,863
                                                                                ------------                 ------------

Operating loss                                                                      (126,368)                    (376,856)

     Interest, net                                                                   (43,094)                      (5,737)
                                                                                ------------                 ------------

Loss before income taxes                                                            (169,462)                    (382,593)
Provision for income taxes                                                                 -                            -
                                                                                ------------                 ------------

Loss before extraordinary item                                                      (169,462)                    (382,593)

Extraordinary loss                                                                  (151,766)                           -
                                                                                ------------                 ------------

Net loss                                                                        $   (321,228)                $   (382,593)
                                                                                ============                 ============

Loss per common share:
Loss before extraordinary item                                                  $       (.02)                $       (.04)
Extraordinary loss                                                                      (.01)                           -
                                                                                ------------                 ------------
Loss per share                                                                  $       (.03)                $       (.04)
                                                                                ============                 ============

                             See accompanying notes

                        EVANS ENVIRONMENTAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                                                                    1995                         1994
                                                                                ------------                 ------------
Cash flows from operating activities:

     Net loss                                                                   $   (321,228)                $   (382,593)

     Adjustments to reconcile net loss
      to net cash used in
      operating activities:
        Depreciation & amortization                                                   91,330                      120,029
        Non-cash expenses                                                             29,913                            -
        Changes in operating assets &
         liabilities, net of effects
         of acquisitions
           Accounts receivable                                                      (256,503)                    (360,124)
           Inventory                                                                 (18,065)                       5,241
           Income tax receivable                                                           -                      110,345
           Prepaid expenses & other                                                   63,474                     (173,657)
           Amounts due under reimbursement
            program                                                                   15,329                      248,772
           Other assets                                                                  263                      (26,858)
           Accounts payable                                                           45,023                      326,126
           Accrued expenses                                                         (197,750)                       4,043
           Payroll taxes                                                             (15,134)                     100,048
                                                                                ------------                 ------------

        Total adjustments                                                           (242,120)                     353,965
                                                                                ------------                 ------------

        Net cash used in
         operating activities                                                       (563,348)                     (28,628)


Cash flows provided by (used in) investing activities:

     Payments for acquisition,
      including acquisition costs,
      less cash acquired                                                                   -                       (7,500)
     Laboratory sale proceeds                                                         76,279                            -
     Purchases of equipment                                                          (25,436)                    (105,634)
                                                                                ------------                 ------------

        Net cash provided by (used in)
         investing activities                                                         50,843                     (113,134)



                             See accompanying notes


                        EVANS ENVIRONMENTAL CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                   THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                  (UNAUDITED)


                                                                                    1995                         1994
                                                                                ------------                 ------------
Cash flows provided by financing activities:

     Original issuance of stock                                                 $    476,500                 $          -
     Costs associated with issuance
      of stock                                                                      (125,546)                           -
     Increase in notes payable                                                             -                      250,000
     Payments on capital lease obligations
      and notes payable                                                              (62,199)                     (95,346)
                                                                                ------------                 ------------

        Net cash provided by
         financing activities                                                        288,755                      154,654
                                                                                ------------                 ------------

Net increase (decrease) in cash                                                     (223,750)                      12,892

Cash, beginning of period                                                            300,743                      322,465
                                                                                ------------                 ------------

Cash, end of period                                                             $     76,993                 $    335,357
                                                                                ============                 ============



Non-cash activities:

In a non-cash transaction, the Company issued, in May 1995, 650,000 shares of common stock in exchange for services, valued at $152,344 and which is being amortized over a twelve month period.


                             See accompanying notes

                        EVANS ENVIRONMENTAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


 1. BUSINESS

    The Company is primarily engaged, through its wholly-owned subsidiaries, in environmental consulting and other environmental related services (the "Environmental Division") and the production and sale of cable products (the "Cable Products Division").

 2. SIGNIFICANT ACCOUNTING POLICIES

    INTERIM FINANCIAL STATEMENTS

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1995 has been derived from the audited financial statements as of the period ended March 31, 1995, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the three months ended June 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1995.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

    PER SHARE DATA

    Per share data is based on the weighted average number of shares of common stock, 10,859,185 and 9,798,422 for the quarters ended June 30, 1995 and June 30, 1994, respectively. Common stock equivalents, including 3,000,000 shares issued for notes receivable in October 1994, have not been included in the weighted average number of shares as they are anti-dilutive for all periods presented.

 3. BUSINESS SEGMENTS

    The Company's operations are classified into two segments: environmental consulting and other environmental related services and the production and sale of cable products. Identifiable assets by segment are those tangible and intangible assets that are used in the operation of that unit.

                        EVANS ENVIRONMENTAL CORPORATION

                                  (UNAUDITED)


 3. BUSINESS SEGMENTS (Continued)

    A summary of the Company's operations by segment as of and for the three months ended June 30, 1995 is as follows:

                                                        ENVIRON-
                                                         MENTAL              CABLE          CORPORATE            TOTAL
                                                     -----------         ----------         ---------         ----------
    Net sales                                        $ 1,790,811         $1,243,379         $       -         $3,034,190
    Operating income (loss)                             (103,159)            84,916          (108,125)          (126,368)
    Identifiable assets                                5,001,761          1,299,099           239,689          6,540,549
    Capital expenditures                                  17,196              8,240                 -             25,436
    Depreciation &
      amortization                                        80,960             10,370                 -             91,330

 4. WAIVERS, CONSENTS & NOTES PAYABLE

    In April 1995, the Company issued additional warrants to its subordinated lender, in connection with certain waivers and consents related to the outstanding credit facility. A total of 12,500 shares of common stock and 761,731 shares of series A preferred stock are issuable under the warrants. The warrants to purchase the preferred stock are exercisable until the year 2002 at an exercise price of $.675 per each underlying share of common stock, subject to certain adjustments. The preferred stock is convertible into 9,140,772 shares of common stock. The new warrants to purchase common stock are exercisable at $.675 per share until the year 2002. In connection with this transaction, the exercise price of the then existing common stock warrants was also reduced to $.675 per share, the then market price of the Company's common stock.

5. DISPOSAL OF LABORATORY OPERATIONS

   In May 1995, the Company divested itself of the laboratory operations of the Environmental Division. The purchaser bought all the assets and essentially all operating liabilities of the laboratory operations. The Company received no direct cash proceeds from the sale, but received free laboratory services and significant proceeds from the sold receivables. As of March 31, 1995, the Company had reserved for the loss and impairment on fixed and other assets related to this divestiture. The Company still has certain contingent obligations regarding its former laboratories' leases and loans which aggregate approximately $250,000. During the three months ended June 30, 1995, the Company received cash or cash equivalents of approximately $76,279 in connection with the sale.

                        EVANS ENVIRONMENTAL CORPORATION

                                  (UNAUDITED)


6.  EXTRAORDINARY ITEM

    During the year ended March 31, 1995, the Environmental Division became delinquent in certain of its payroll tax deposits. As of June 30, 1995, the Company owed approximately $1,373,000 to the Internal Revenue Service for payroll taxes, interest and penalties. In June 1995, the Company and the Internal Revenue Service agreed to a payment schedule and other agreements. Later in June 1995, the Company received a bank cashiers check for payment on a Regulation S offering of the Company's preferred stock. The Company gave this cashiers check to the Internal Revenue Service to discharge all of the tax obligations. The cashiers check was not honored by the bank, which denied its validity. A fee of approximately $151,000 was paid to finders in this transaction. The Company has demanded repayment of the fee and continues to discuss all possible courses of action with the Internal Revenue Service, various law enforcement agencies, its attorneys and advisers. The preferred stock certificate issued in this transaction has been recovered. The Company and the Internal Revenue Service are currently negotiating a revised payment schedule to be met out of current operations and other agreements, although no assurance can be given that such an agreement can be reached. Since March 31, 1995, the Company has made all required payroll tax deposits for the current periods.

    Although, the Company has demanded repayment of the finders fee, the Company has expensed, as an extraordinary item, the full amount of the finders fee issued in this transaction.

 7. SUBSEQUENT EVENTS

    In August 1995, in connection with a full and final settlement of the notes receivable issued in October 1994, the Company agreed to revise the purchase price per share from $.75 to approximately $.24; reduce the number of shares purchased to 2,500,000; and, to issue, at a price of $1.91 per unit, 249,745 units pursuant to Regulation S, each unit consisting of one share of Series A preferred stock and ten shares of common stock. The overall effect of this settlement is that the Company has issued 249,745 Series A preferred stock, convertible into 2,996,940 shares of common stock and 4,997,450 shares of common stock at a purchase price of $1,100,000 or approximately $.14 per share. As of June 30, 1995, the Company had received $476,500 of the $1,100,000. As of August 23, 1995, the balance of $623,500 is scheduled to be paid in a combination of cash and equities in other U.S. publicly traded companies, a portion of said equities having been received. The Company intends to liquidate these securities in an orderly manner during the next 90 days. The Company incurred costs and fees totalling approximately $350,780 in association with these series of transactions.

                        EVANS ENVIRONMENTAL CORPORATION

                                  (UNAUDITED)


8.  PREFERRED STOCK

    The Series A Convertible Preferred Stock, $.001 par value per share (the "Preferred Stock") is entitled to receive cumulative preferential dividends at the rate of $.0512 per share, per annum, payable either in cash or in common stock of the Company. Each share of the Preferred Stock is convertible into 12 shares of the Company's common stock. The Preferred Stock contains certain liquidation rights in the event of any liquidation, dissolution or winding up of the Company. The liquidation value is $.64 per share of Preferred Stock, plus any accrued and unpaid dividends. The Company may redeem the Preferred Stock at a price of $.64 per share of Preferred Stock, in whole or in part, at any time commencing 2 years after its issuance.

9.  GOING CONCERN

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's audited consolidated financial statement as of and for the two years in the period ended March 31, 1995 contained a going concern qualification due to the significant net losses for the year ended March 31, 1995 and delinquent payroll tax deposits, interest and penalties, as of March 31, 1995, of approximately $1,450,000. Furthermore, the timing of collections on amounts expected to be received from the State of Florida pursuant to services performed by the Company to assist in the clean up of sites eligible for reimbursement by the Florida Inland Protection Trust Fund (the "Program") is presently uncertain because the State of Florida has placed a moratorium on the Program and has not resolved how such Program will operate in the future. In addition, the Company violated certain provisions of its credit agreement with its principal lender during the year. Although the Company has received a waiver of past and certain potential future covenant violations through September 30, 1995, there can be no assurances that the principal lender will grant continued forbearance under the credit agreement and not demand immediate repayment of amounts due subsequent to September 30, 1995. The Company does not presently have the cash resources to satisfy such a demand. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the uncertainties be unfavorably resolved or the Company is unable to continue as a going concern. Management is attempting to raise additional financing through a private placement of its equity securities to fund its current operations. In addition, management is continuing to evaluate the need for future cost saving measures with particular emphasis on its under-performing offices.

    In the absence of achieving successful negotiations with its principal lender, obtaining profitable operations, or obtaining additional debt or equity financing, the Company may not have sufficient funds to continue operations in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the year ended March 31, 1995 ("Fiscal 1995"), the Company, mainly through its Environmental Division, experienced a net loss of $4,732,301. The Company's ability to survive is based on returning the Environmental Division to profitability, obtaining additional financing and scheduling workouts with certain of its creditors. The losses, which began in fiscal 1994 and which continued through June 30, 1995, are attributable to the Company's inability to balance revenue growth with a proper level of associated labor, other operational costs and the write-down of certain assets. The Company took certain significant cost saving actions during Fiscal 1995 and continues to do so, including the divestiture of the Environmental Division's underperforming laboratory operations. Although these cost savings, which included significant labor reductions, restructuring of underperforming offices and divisions and other cost saving measures have not yet returned the Company to profitability, management believes that the Company can return to sustained and profitable revenue growth, although no assurances can be given. Management will continue to evaluate the need for future cost saving measures on a monthly basis, with particular emphasis on underperforming offices. While management will continue to evaluate such cost saving measures, additional focus will be on new marketing efforts to increase revenue from existing offices. During Fiscal 1995, the Company utilized substantially all of its existing commercial lines of credit to finance these continued losses.

In May 1995, the Company divested the Environmental Division's laboratory operations (the "Laboratory Divestiture"). The purchaser bought all the assets and essentially all operating liabilities of the laboratory operations. The Company received no direct cash proceeds from the sale, but received free laboratory services and significant proceeds from the sold receivables. The quarter ended June 30, 1995 contains immaterial amounts related to current period operating loss and impairment on fixed and other assets related to the Laboratory Divestiture since the impairment was recorded as of March 31, 1995. The Company still has certain contingent obligations regarding its former laboratories' leases and loans which aggregate approximately $250,000. During the quarter ended June 30, 1995, the Company received cash or cash equivalents of approximately $76,279 in connection with the Laboratory Divestiture.

The Company's revenue decreased from $3,265,797 for the quarter ended June 1994 (the "94 Quarter") to $3,034,190 for the quarter ended June 30, 1995 (the "95 Quarter"), a decrease of $231,607 or 7.1%. However, the 95 Quarter does not contain any laboratory revenue, which in the 94 Quarter was $744,728. Consulting revenue increased from $1,660,601 in the 94 Quarter to $1,790,811 in the 95 Quarter, an increase of $130,210 or 7.8%. The Cable Products Division's sales increased from $860,468 in the 94 Quarter to $1,243,379 in the 95 Quarter, an increase of $382,911 or 44.5%. Therefore, total comparable revenue increased by $513,121 or 20.1% from $2,521,069 in the 94 Quarter as compared to $3,034,190 in the 95 Quarter.
                                 Page 11 of 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The increase of $130,210 in environmental consulting during the comparative quarters is significant since the Company only operated seven offices during the 95 Quarter as opposed to nine offices in the 94 Quarter. Comparable consulting office revenue increased by $265,332 or 17.4% from $1,525,479 in the 94 Quarter to $1,790,811 in the 95 Quarter. This increase is in spite of the fact that consulting revenue generated by the Yonkers office in the 95 Quarter in comparison to the 94 Quarter has been significantly reduced due to the Company's cash constraints. Pricing for the Company's consulting services has not significantly increased, and in many cases, due to competitive situations, has decreased, compared to the comparable period in the 94 Quarter. Substantially all revenue growth in the 95 Quarter over the 94 Quarter is attributable to increased number and size of contracts. These increases are due to improved marketing efforts. Future expansion of additional offices is dependent on future economic and business conditions and the availability of capital.

Total revenue for the Cable Products Division was $1,243,379 for the 95 Quarter, as compared to $860,468 for the 94 Quarter, an increase of $382,911 or 44.5%. This increase in revenue is attributable to the introduction of certain new products and increased market penetration of the Cable Products Division's fiber optic products. The Cable Products Division's operating costs and expenses are comprised of cost of product and overhead. The Cable Products Division's gross margin was 23.7% and 25.0% for the 95 and 94 Quarters, respectively. This decrease in gross margin is largely attributable to the Cable Products Division's change in product mix and the high cost of bringing new products to market.

Direct costs of environmental services were $866,118 for the 95 Quarter, representing a decrease of $856,700 or 49.7% over the 94 Quarter. However, the 95 Quarter does not contain any laboratory direct costs, which in the 94 Quarter was $492,838. Direct costs attributable to consulting services decreased by $363,862 or 29.6% from $1,229,980 in the 94 Quarter. Direct costs consist of all labor, employee benefit costs and other expenses directly related to the production of revenue on a project. All other labor, including unbillable professional time, employee benefits and other expenses are recorded under general, administrative and other operating costs. Other direct costs include sub-contractors, suppliers and other revenue generating expenses.

The Environmental Division's gross margin was 51.6% and 28.4% for the 95 and 94 Quarters, respectively. This increase in gross margin is directly attributable to the Laboratory Divestiture, closing of unprofitable offices and other cost saving measures, including layoffs. As of June 30, 1995, the Environmental Division, excluding laboratory personnel, had 100 employees on staff as opposed to 129 on staff as of June 30, 1994, a decrease of 29 employees or 22.5%. Better utilization of billable staff and the reduction of staff significantly contributed to the overall reduction of expenses.

General, administrative and other costs were $1,345,991 for the 95 Quarter, an increase of $71,128 or 5.6% over the 94 Quarter. Penalties and interest accrued to the Internal Revenue Service were $54,387 in the 95 Quarter as compared to $10,000 in the 94 Quarter, an increase of $44,387. Professional fees, including legal, accounting, consulting and other, during the 95 Quarter were $156,914, an increase of $95,338 over the 94 Quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The operating loss for the 95 Quarter was $126,368, a decrease in the operating loss of $250,488 or 66.5% over the 94 Quarter. The operating loss was comprised of an Environmental Division loss of $103,159, a Cable Products Division profit of $84,916 and corporate expenses of $108,125. During the 95 Quarter, due to extensive use of the Company's lines of credit, the Company incurred $43,094 of net interest expense as compared to $5,737 in the 94 Quarter.

Both the loss before income taxes and the loss before extraordinary item were $169,462 for the 95 Quarter compared to $382,593 in the 94 Quarter, a decrease in the loss of $213,131 or 55.7%.

In the 95 Quarter, in connection with a Regulation S offering of the Company's preferred stock, a fee of $151,766 was paid to finders. The Regulation S transaction was never completed when the check purportedly issued by the Regulation S purchaser, on the Company's behalf, was not honored by the bank. The Company has demanded repayment of the fee and continues to discuss all possible courses of action with various law enforcement agencies, its attorneys and advisers. Although, the Company has demanded repayment of the finders fee, the Company has expensed, as an extraordinary item, the full amount of the fee issued in this transactions.

Net loss for the 95 Quarter was $321,228, a $61,365 decrease in the loss when compared to the 94 Quarter net loss of $382,593.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital ratio increased to .61 at June 30, 1995 from .58 at March 31, 1995. As of June 30, 1995, the Company had a net working capital deficit of $2,017,804, representing a $255,294 reduction in the March 31, 1995 working capital deficit of $2,273,098. The decrease in the working capital deficit is primarily attributable to reduced operating losses and the issuance of the Company's preferred and common stock for cash.

Net cash decreased during the 95 Quarter by $223,750 compared to a $12,892 increase during the 94 Quarter. One of the major components of the net cash decrease is the $151,766 cash fraud loss. Cash flow used by operating activities in the 95 Quarter excluding the cash fraud loss was $411,582. The significant uses of this operating cash deficit were the net loss before extraordinary item and a net reduction in accrued expenses.

The Company reduced expenditures on capital and investment activities during the 95 Quarter, as compared to the 94 Quarter resulting in a net cash saving in the comparable periods of $163,977. The Company continues to review all current operations and assets for potential reorganizations, sale or liquidation in order to raise additional capital or lower costs.

During the 95 Quarter, the Company repaid its $25,000 line of credit with a commercial bank for the Environmental Division's working capital purposes. The Cable Products Division does not maintain any outside working capital facilities. The Cable Products Division has established a $100,000 letter of credit with a commercial bank collateralized by a certificate of deposit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the 95 Quarter, the Company raised net proceeds of approximately $351,000 from the sale of preferred and common stock.

In July 1994, the Company established a $2,500,000 subordinated line of credit with a private lender. This additional line of credit, which is subordinated to the Company's commercial banking line of credit, expires July 1996 and bears interest at 15%. This facility is collateralized by a first lien on the outstanding stock of all the Company's subsidiaries and a second lien interest on all assets of the Company. In April 1995, the Company issued additional warrants to its subordinated lender, in connection with certain waivers and consents related to the outstanding credit facility. A total of 12,500 shares of common stock and 761,731 shares of series A preferred stock are issuable under the warrants. The warrants to purchase the preferred stock are exercisable until the year 2002 at an exercise price of $.675 per each underlying share of common stock, subject to certain adjustments. The preferred stock is convertible into 9,140,772 shares of common stock. The new warrants to purchase common stock are exercisable at $.675 per share until the year 2002. In connection with this transaction, the exercise price of the then existing common stock warrants was also reduced to $.675 per share, the then market price of the Company's common stock.

The Company continues to monitor the recent governmental activities in the State of Florida with respect to proposed changes in the Florida Inland Protection Trust Fund program, which provides for the remediation of contamination related to the storage of petroleum and petroleum products. In Fiscal 1995, approximately 7% of the Company's business was currently related, directly or indirectly, to this state-funded reimbursement program.

As of June 30, 1995, the Company had no additional availability under its commercial lines of credit. Availability under the Company's commercial lines of credit are based upon eligibility of the Company's accounts receivable and other conditions. As of June 30, 1995, the Company had approximately $235,000 of available credit under its funding agreements for receivables under the Florida Inland Protection Trust program.

In August 1995, in connection with a full and final settlement of the notes receivable issued in October 1994, the Company agreed to revise the purchase price per share from $.75 to approximately $.24; reduce the number of shares purchased to 2,500,000; and, to issue, at a price of $1.91 per unit, 249,745 units pursuant to Regulation S, each unit consisting of one share of Series A preferred stock and ten shares of common stock. The overall effect of this settlement is that the Company has issued 249,745 Series A preferred stock, convertible into 2,996,940 shares of common stock and 4,997,450 shares of common stock at a purchase price of $1,100,000 or approximately $.14 per share. As of June 30, 1995, the Company had received $476,500 of the $1,100,000. As of August 23, 1995, the balance of $623,500 is scheduled to be paid in a combination of cash and equities in other U.S. publicly traded companies, a portion of said equities having been received. The Company intends to liquidate these securities in an orderly manner during the next 90 days. The Company incurred costs and fees totalling approximately $350,780 in association with these series of transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has no material commitments for capital expenditures.

The Company intends to fund its current operations from a combination of cash on hand, cash generated from operations, proceeds from the settlement of the notes receivable, potential new equity or a sale of assets. These sources of capital are expected to fund the Company's current operations through December 31, 1995. Management expects a return to profitability in Fiscal 1996. However, if the Company does not return to profitability, or cannot collect the settlement proceeds of the notes receivable, absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

PART II. OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                         None

     ITEM 2.     CHANGES IN SECURITIES                                     None

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                           None

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
                       OF SECURITY HOLDERS                                 None

     ITEM 5.     OTHER INFORMATION                                         None

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.                         None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EVANS  ENVIRONMENTAL
                                           CORPORATION


August 25, 1995                            By: /S/ SCOTT E. SALPETER
                                               --------------------------------
                                           Scott E. Salpeter, Vice President
                                           on behalf of the Registrant and as
                                           Principal Accounting Officer