Form 10QSB
period 1995-09-30
EVANS ENVIRONMENTAL CORP
filed 1995-11-14
CIK 818675

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1995

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days: Yes X   No

As of October 31, 1995, the Company had a total of 16,602,060 shares of common stock, $.003 par value, outstanding.

Transitional Small Business Disclosure format (check one): Yes    No X
-------------------------------------------------------------------------------

                         EVANS ENVIRONMENTAL CORPORATION

                                      INDEX
                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.           Financial statements:

                  Consolidated balance sheets
                   - September 30, 1995 and March 31, 1995                     3

                  Consolidated statements of operations
                   - Six and Three Months Ended September 30, 1995 and 1994    4

                  Consolidated statements of cash flows
                   - Six months ended September 30, 1995 and 1994            5-6

                  Notes to financial statements                             7-10

Item 2.           Management's discussion and analysis of
                  financial condition and results of
                  operations                                               11-17

PART II.          OTHER INFORMATION

Item 1.           Legal proceedings                                           18
Item 2.           Changes in securities                                       18
Item 3.           Defaults upon senior securities                             18
Item 4.           Submission of matters to a vote of security holders         18
Item 5.           Other information                                           18
Item 6.           Exhibits and reports on form 8-K                            18

SIGNATURES                                                                    19

                         EVANS ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                   AS OF SEPTEMBER 30, 1995 AND MARCH 31, 1995
                                   (UNAUDITED)
                                 --------------
                                                                               SEPT 30, 1995               MARCH 31, 1995
                                                                               -------------               --------------
                                                          ASSETS
Current assets:
     Cash                                                                        $   161,371                  $   300,743
     Restricted cash                                                                 141,729                      141,729
     Marketable investments                                                          500,000                            -
     Accounts receivable, net                                                      1,792,139                    1,863,038
     Inventory                                                                       546,506                      392,928
     Laboratory sale proceeds due                                                    139,908                            -
     Prepaid expenses & other                                                        507,768                      411,964
                                                                                 -----------                  -----------
          Total current assets                                                     3,789,421                    3,110,402

Amounts due under state
 reimbursement program                                                             1,035,883                      995,088
Property & equipment, net                                                            812,422                      900,972
Goodwill, net                                                                      1,465,786                    1,532,280
Other assets                                                                          51,992                       49,765
                                                                                 -----------                  -----------
          Total assets                                                           $ 7,155,504                  $ 6,588,507
                                                                                 ===========                  ===========

                                            LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $ 2,233,887                  $ 2,075,178
     Accrued expenses                                                                784,931                    1,097,790
     Delinquent payroll taxes                                                      1,044,667                    1,068,864
     Related party note payable                                                       85,000                            -
     Current portion of capital lease
       obligations & notes payable                                                 1,199,581                    1,141,668
                                                                                 -----------                  -----------
          Total current liabilities                                                5,348,066                    5,383,500

Capital lease obligations & notes payable                                            461,775                      472,151
Commitments & contingencies

Stockholders' equity:
     Preferred stock:
        $.001 par value, $.64 liquidation
         preference, 5,000,000 authorized,
         170,725 issued and outstanding                                                  171                            -
     Common stock:
        $.003 par value, 25,000,000 authorized,
         issued and outstanding:
         September 30, 1995  - 16,602,060
         March 31, 1995 - 13,009,610                                                  49,806                       39,029
     Additional paid in capital                                                    6,752,447                    5,760,097
     Retained deficit                                                             (5,456,761)                  (5,066,270)
                                                                                 -----------                  -----------
          Total stockholders' equity                                               1,345,663                      732,856
                                                                                 -----------                  -----------
          Total liabilities &
           stockholders' equity                                                  $ 7,155,504                  $ 6,588,507
                                                                                 ===========                  ===========

                                                  See accompanying notes

                         EVANS ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)
                                 --------------
                                                         THREE MONTHS                                       SIX MONTHS
                                             ------------------------------------              -----------------------------------
                                                1995                     1994                     1995                    1994
                                             -----------              -----------              -----------             -----------
Revenue:
   Consulting                                $ 1,474,739              $ 1,868,748              $ 3,265,550             $ 3,529,349
   Laboratory                                          -                  673,875                        -               1,418,603
   Cable products                              1,392,685                1,122,518                2,636,064               1,982,986
                                             -----------              -----------              -----------             -----------
         Total revenue                         2,867,424                3,665,141                5,901,614               6,930,938

   Environmental services:
      Direct labor & employee
       benefit costs                             387,561                1,053,222                  864,746               2,095,627
      Other direct costs                         292,554                  802,872                  681,487               1,483,285
                                             -----------              -----------              -----------             -----------
   Cost of environmental
    services                                     680,115                1,856,094                1,546,233               3,578,912

   Cost of cable products                      1,058,654                  828,741                2,007,103               1,473,713
                                             -----------              -----------              -----------             -----------
         Total direct costs                    1,738,769                2,684,835                3,553,336               5,052,625
                                             -----------              -----------              -----------             -----------
         Gross profit                          1,128,655                  980,306                2,348,278               1,878,313
                                             -----------              -----------              -----------             -----------
   General, administrative
    & other operating costs                    1,152,164                1,522,857                2,498,155               2,797,720
   Reserve against Enviropact
    fees & expenses                                    -                  211,712                        -                 211,712
   Investment write off                                -                   86,659                        -                  86,659
                                             -----------              -----------              -----------             -----------
         Total other
          operating costs                      1,152,164                1,821,228                2,498,155               3,096,091
                                             -----------              -----------              -----------             -----------
Operating loss                                   (23,509)                (840,922)                (149,877)             (1,217,778)
                                             -----------              -----------              -----------             -----------

Other income (expense):
   Interest, net                                 (46,054)                 (26,944)                 (89,148)                (32,681)
   Equipment disposals, net                          300                    2,000                      300                   2,000
                                             -----------              -----------              -----------             -----------
         Other, net                              (45,754)                 (24,944)                 (88,848)                (30,681)
                                             -----------              -----------              -----------             -----------

Loss before income taxes                         (69,263)                (865,866)                (238,725)             (1,248,459)
Provision for income taxes                             -                        -                        -                       -
                                             -----------              -----------              -----------             -----------
Loss before
 extraordinary item                              (69,263)                (865,866)                (238,725)             (1,248,459)

Extraordinary item                                     -                        -                 (151,766)                      -
                                             -----------              -----------              -----------             -----------
Net loss                                     $   (69,263)             $  (865,866)             $  (390,491)            $(1,248,459)
                                             ===========              ===========              ===========             ===========
Loss per common share:
 Loss before
  extraordinary item                         $         -              $      (.09)             $      (.02)            $      (.14)
 Extraordinary item                                    -                        -                     (.01)                      -
                                             -----------              -----------              -----------             -----------
 Loss per share                              $         -              $      (.09)             $      (.03)            $      (.14)
                                             ===========              ===========              ===========             ===========

                             See accompanying notes

                         EVANS ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)
                                 --------------
                                                                                    1995                         1994
                                                                                ------------                 ------------
Cash flows from operating activities:

     Net loss                                                                   $   (390,491)                $ (1,248,459)

     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation & amortization                                                  180,460                      244,884
        Non-cash expenses                                                             42,608                      283,712
        Gain on sale of equipment                                                       (300)                      (2,000)
        Changes in operating assets &
         liabilities, net of effects
         of acquisitions
           Accounts receivable                                                      (172,063)                     190,350
           Inventory                                                                (153,578)                      82,991
           Income tax receivable                                                           -                      110,345
           Prepaid expenses & other                                                   18,454                     (162,577)
           Amounts due under reimbursement
            program                                                                  (40,795)                    (497,544)
           Other assets                                                               (2,227)                        (429)
           Accounts payable                                                          158,709                      235,846
           Accrued expenses                                                         (312,859)                    (156,559)
           Payroll taxes                                                             (24,197)                     387,629
                                                                                ------------                 ------------
        Total adjustments                                                           (305,788)                     716,648
                                                                                ------------                 ------------
        Net cash used in
         operating activities                                                       (696,279)                    (531,811)

Cash flows provided by (used in) investing activities:

     Payments for acquisition,
      including acquisition costs,
      less cash acquired                                                                   -                      (19,300)
     Laboratory sale proceeds                                                        103,054                            -
     Proceeds from equipment disposals                                                   300                        2,000
     Purchases of equipment                                                          (29,938)                    (301,335)
                                                                                ------------                 ------------
        Net cash provided by (used in)
         investing activities                                                         73,416                     (318,635)

                                                  See accompanying notes

                         EVANS ENVIRONMENTAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)
                                 --------------
                                                                                    1995                         1994
                                                                                ------------                 ------------
Cash flows provided by financing activities:
     Original issuance of stock                                                 $    477,013                 $          -
     Costs associated with issuance
      of stock                                                                      (126,059)                           -
     Increase in notes payable                                                       132,233                    1,022,919
     Increase in related party note payable                                           85,000                            -
     Payments on capital lease obligations
      and notes payable                                                              (84,696)                    (158,964)
                                                                                ------------                 ------------
        Net cash provided by
         financing activities                                                        483,491                      863,955
                                                                                ------------                 ------------
Net increase (decrease) in cash                                                     (139,372)                      13,509

Cash, beginning of period                                                            300,743                      322,465
                                                                                ------------                 ------------
Cash, end of period                                                             $    161,371                 $    335,974
                                                                                ============                 ============

Non-cash activities:

In a non-cash transaction, the Company issued, in May 1995, 650,000 shares of common stock in exchange for services, valued at $152,344 and which is being amortized over a twelve month period. However, by mutual agreement of the parties, the transaction has been suspended and the common stock is in the process of being returned pending final determination of the Company's appeal for relisting on the NASDAQ Small Cap Market.

                                                  See accompanying notes

                         EVANS ENVIRONMENTAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 --------------
 1.  BUSINESS

         The Company is primarily engaged, through its wholly-owned subsidiaries, in environmental consulting and other environmental related services (the "Environmental Division") and the production and sale of cable products (the "Cable Products Division").

 2.  SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1995 has been derived from the audited financial statements as of the period ended March 31, 1995, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the three and six months ended September 30, 1995 and 1994 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1995.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

         PER SHARE DATA

         Per share data is based on the weighted average number of shares of common stock, 15,164,148 and 9,936,905 for the quarters ended September 30, 1995 and 1994, respectively; and 13,024,292 and 9,038,973 for the six months ended September 30, 1995 and 1994, respectively. Common stock equivalents have not been included in the weighted average number of shares as they are anti-dilutive for all periods presented.

 3.  BUSINESS SEGMENTS

         The Company's operations are classified into two segments: environmental consulting and other environmental related services and the production and sale of cable products. Identifiable assets by segment are those tangible and intangible assets that are used in the operation of that unit.

                         EVANS ENVIRONMENTAL CORPORATION

                                   (UNAUDITED)
                                 --------------

 3.  BUSINESS SEGMENTS (CONTINUED)

         A summary of the Company's operations by segment as of and for the six months ended September 30, 1995 is as follows:

                                                        ENVIRON-
                                                         MENTAL              CABLE          CORPORATE            TOTAL
                                                      ----------         ----------         ---------         ----------
         Net sales                                    $3,265,550         $2,636,064         $       -         $5,901,614
         Operating
          income (loss)                                 (163,397)           221,094          (207,574)          (149,877)
         Identifiable assets                           4,782,615          1,676,136           696,753          7,155,504
         Capital expenditures                             18,944             10,994                 -             29,938
         Depreciation &
          amortization                                   158,930             21,530                 -            180,460

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

 4.  RELATED PARTY NOTE PAYABLE

         In Fiscal 1996, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum.

 5.  DISPOSAL OF LABORATORY OPERATIONS

         In May 1995, the Company divested itself of the laboratory operations of the Environmental Division. The purchaser bought all the assets and essentially all operating liabilities of the laboratory operations. The Company received no direct cash proceeds from the sale, but received free laboratory services and significant proceeds from the sold receivables. As of March 31, 1995, the Company had reserved for the loss and impairment on fixed and other assets related to this divestiture. The Company still has certain contingent obligations regarding its former laboratories' leases and loans which aggregate approximately $250,000. During the six months ended September 30, 1995, the Company received cash or cash equivalents of approximately $103,000 in connection with the sale.

                         EVANS ENVIRONMENTAL CORPORATION

                                   (UNAUDITED)
                                 --------------

 6.  EXTRAORDINARY ITEM

         During the year ended March 31, 1995, the Environmental Division became delinquent in certain of its payroll tax deposits. As of September 30, 1995, the Company owed approximately $1,375,000 to the Internal Revenue Service for payroll taxes, interest and penalties. In June 1995, the Company and the Internal Revenue Service agreed to a payment schedule and other agreements. Later in June 1995, the Company received a bank cashiers check for payment on a Regulation S offering of the Company's preferred stock. The Company gave this cashiers check to the Internal Revenue Service to discharge all of the tax obligations. The cashiers check was not honored by the bank, which denied its validity. A fee of approximately $151,000 was paid to finders in this transaction. The Company has demanded repayment of the fee and continues to discuss all possible courses of action with the Internal Revenue Service, various law enforcement agencies, its attorneys and advisers. The preferred stock certificate issued in this transaction has been recovered. The Company and the Internal Revenue Service are currently negotiating a revised settlement agreement, although no assurance can be given that such an agreement can be reached. Since March 31, 1995, the Company has made all required payroll tax deposits for the current periods.

         Although, the Company has demanded repayment of the $151,000 finders fee, the Company has expensed, as an extraordinary item, the full amount of the finders fee issued in this transaction.

 7.  STOCK ISSUANCES AND MARKETABLE SECURITIES

         In August 1995, in connection with a full and final settlement of the notes receivable issued in October 1994 in connection with the sale of common stock, the Company agreed to revise the purchase price per share of the stock sold from $.75 to approximately $.24 and reduce the number of shares purchased to 2,500,000. In addition, the Company issued, at a price of $1.91 per unit, 249,745 units pursuant to Regulation S, each unit consisting of one share of Series A preferred stock and ten shares of common stock. The overall effect of this settlement is that the Company has issued 249,745 Series A preferred stock, convertible into 2,996,940 shares of common stock and 4,997,450 shares of common stock at a purchase price of $1,100,000 or approximately $.14 per share. As of September 30, 1995, the Company had received $976,500 of the $1,100,000. As of October 31, 1995, the balance of $123,500 is scheduled to be paid in November 1995. The Company received a portion of the proceeds in the form of marketable securities. The Company has begun an orderly liquidation of these securities. The Company incurred costs and fees totalling approximately $350,780 in association with these series of transactions. During the quarter ended September 30, 1995, 78,750 shares of the Series A preferred stock were converted into 945,000 shares of common stock.

                         EVANS ENVIRONMENTAL CORPORATION

                                   (UNAUDITED)
                                 --------------

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

         In the absence of achieving successful negotiations with its principal lender, achieving viable settlements with the Internal Revenue Service and the Company's creditors, obtaining profitable operations, or obtaining additional debt or equity financing, the Company may not have sufficient funds to continue operations in 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     During the year ended March 31, 1995 ("Fiscal 1995"), the Company, mainly through its Environmental Division, experienced a net loss of $4,732,301. The Company's ability to survive is based on returning the Environmental Division to profitability, obtaining additional financing and scheduling workouts with the Internal Revenue Service and certain of its creditors. The losses, which began in fiscal 1994 and which continued through August 1995, are attributable to the Company's inability to balance revenue growth with a proper level of associated labor, other operational costs and the write-down of certain assets. The Company took certain significant cost saving actions during Fiscal 1995 and continues to do so, including the divestiture of the Environmental Division's underperforming laboratory operations. Although these cost savings, which included significant labor reductions, restructuring of underperforming offices and divisions and other cost saving measures have not yet returned the Company to sustained profitability (September 1995 was profitable), management believes that the Company can maintain profitable revenue growth, although no assurances can be given. Management will continue to evaluate the need for further cost saving measures on a monthly basis, with particular emphasis on underperforming offices. While management will continue to evaluate such cost saving measures, additional focus will be on new marketing efforts to increase revenue from existing offices. During Fiscal 1995, the Company utilized substantially all of its existing commercial lines of credit to finance prior losses.

     In May 1995, the Company divested the Environmental Division's laboratory operations (the "Laboratory Divestiture"). The purchaser bought all the assets and essentially all operating liabilities of the laboratory operations. The Company received no direct cash proceeds from the sale, but received free laboratory services and significant proceeds from the sold receivables. The six month period ended September 30, 1995 contains immaterial amounts related to current period operating loss and impairment on fixed and other assets related to the Laboratory Divestiture since the impairment was recorded as of March 31, 1995. The Company still has certain contingent obligations regarding its former laboratories' leases and loans which aggregate approximately $250,000. During the six months ended September 30, 1995, the Company received cash or cash equivalents of approximately $103,000 in connection with the Laboratory Divestiture.

     QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO QUARTER ENDED
     SEPTEMBER 30, 1994

     The Company's revenue decreased from $3,665,141 for the quarter ended September 1994 (the "94 Quarter") to $2,867,424 for the quarter ended September 30, 1995 (the "95 Quarter"), a decrease of $797,717 or 21.8%. However, as a result of the Laboratory Divestiture, the 95 Quarter does not contain any laboratory revenue, which in the 94 Quarter was $673,875. Therefore, total comparable revenue decreased by only $123,842 or 4.1% from $2,991,266 in the 94 Quarter as compared to $2,867,424 in the 95 Quarter. Within this net comparable decrease, consulting revenue decreased from $1,868,748 in the 94 Quarter to $1,474,739 in the 95 Quarter, a decrease of $394,009 or 21.1% and cable products sales increased from $1,122,518 in the 94 Quarter to $1,392,685 in the 95 Quarter, an increase of $270,167 or 24.1%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The decrease of $394,009 in environmental consulting during the comparative quarters is directly related to the closing of offices. The closed offices had revenue of $47,080 in the 95 Quarter in comparison to $460,916 in the 94 Quarter, a decrease of $413,836. The comparable remaining consulting office revenue increased by $19,827 or 1.4% from $1,407,832 in the 94 Quarter to $1,427,659 in the 95 Quarter. Pricing for the Company's consulting services has not significantly increased, and in many cases, due to competitive situations, has decreased, compared to the comparable period in the 94 Quarter. Substantially all revenue growth in the 95 Quarter over the 94 Quarter is attributable to increased number and size of contracts due to improved marketing efforts. Future expansion of additional offices is dependent on future economic and business conditions and the availability of capital.

     Total revenue for the Cable Products Division was $1,392,685 for the 95 Quarter, as compared to $1,122,518 for the 94 Quarter, an increase of $270,167 or 24.1%. This increase in revenue is attributable to the introduction of certain new products and increased market penetration of the Cable Products Division's fiber optic products. The Cable Products Division's operating costs and expenses are comprised of cost of product and overhead. The Cable Products Division's gross margin was 24.0% and 26.2% for the 95 and 94 Quarters, respectively. This decrease in gross margin is largely attributable to the Cable Products Division's change in product mix and the high cost of bringing new products to market.

     Direct costs of environmental services were $680,115 for the 95 Quarter, representing a decrease of $1,175,979 or 63.4% from the 94 Quarter. However, the 95 Quarter does not contain any laboratory direct costs, which in the 94 Quarter were $451,372. Due to the aforementioned cost savings, direct costs attributable to consulting services decreased by $724,607 or 51.6% from $1,404,722 in the 94 Quarter. Direct costs consist of all labor, employee benefit costs and other expenses directly related to the production of revenue on a project. All other labor, including unbillable professional time, employee benefits and other expenses are recorded under general, administrative and other operating costs. Other direct costs include sub-contractors, suppliers and other revenue generating expenses.

     The Environmental Division's gross margin was 53.9% and 27.0% for the 95 and 94 Quarters, respectively. This increase in gross margin is directly attributable to the Laboratory Divestiture, the closing of unprofitable offices and other cost saving measures, including layoffs. As of September 30, 1995, the Environmental Division, excluding laboratory personnel, had 78 employees on staff as opposed to 116 on staff as of September 30, 1994, a decrease of 38 employees or 32.8%. Better utilization of billable staff and the reduction of staff significantly contributed to the overall reduction of expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     General, administrative and other costs were $1,152,164 for the 95 Quarter, a decrease of $370,693 or 24.3% from the 94 Quarter. The 94 Quarter includes approximately $281,000 of expenses for offices that have been closed or sold. The balance of the decrease in expenses is a result of the cost savings measures that have been implemented and in particular, the elimination of various staff positions. Penalties and interest accrued to the Internal Revenue Service were approximately $25,000 in the 95 Quarter as compared to none in the 94 Quarter.

     The operating loss for the 95 Quarter was $23,509, a decrease in the operating loss of $817,413 or 97.2% from the 94 Quarter. The operating loss was comprised of an Environmental Division loss of $60,238, a Cable Products Division profit of $136,178 and corporate expenses of $99,449. During the 95 Quarter, due to extensive use of the Company's lines of credit, the Company incurred $46,054 of net interest expense as compared to $26,944 in the 94 Quarter.

     The net loss of $69,263 for the 95 Quarter is $796,603 or 92.0% less than the $865,866 loss in the 94 Quarter.

     SIX MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 1994

     The Company's revenue decreased from $6,930,938 for the six months ended September 1994 (the "94 Six Months") to $5,901,614 for the six months ended September 30, 1995 (the "95 Six Months"), a decrease of $1,029,324 or 14.8%. However, the 95 Six Months does not contain any laboratory revenue, which in the 94 Six Months was $1,418,603. Therefore, total comparable revenue increased by $389,279 or 7.1% from $5,512,335 in the 94 Six Months as compared to $5,901,614 in the 95 Six Months. Within this net comparable increase, consulting revenue decreased from $3,529,349 in the 94 Six Months to $3,265,550 in the 95 Six Months, a decrease of $263,799 or 7.5% and cable products sales increased from $1,982,986 in the 94 Six Months to $2,636,064 in the 95 Six Months, an increase of $653,078 or 32.9%.

     The decrease of $263,799 in environmental consulting during the comparative quarters is directly related to the closing of offices. In the 95 Six Months, the closed offices had revenue of $198,303 in comparison to $919,017 in the 94 Six Months, a decrease of $720,714. Comparable consulting office revenue increased by $456,915 or 17.5% from $2,610,332 in the 94 Six Months to $3,067,247 in the 95 Six Months. Substantially all revenue growth in the 95 Six Months over the 94 Six Months is attributable to increased number and size of contracts. During the 95 Six Months, the Company began providing services for emergency responses to environmental hazardous situations. This new segment of business represents a new opportunity for the Company to market its services to larger and more sophisticated clients.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Total revenue for the Cable Products Division was $2,636,064 for the 95 Six Months, as compared to $1,982,986 for the 94 Six Months, an increase of $653,078 or 32.9%. This increase in revenue is attributable to the introduction of certain new products and increased market penetration of the Cable Products Division's fiber optic products. The Cable Products Division's operating costs and expenses are comprised of cost of product and overhead. The Cable Products Division's gross margin was 23.9% and 25.7% for the 95 and 94 Six Months, respectively. This decrease in gross margin is largely attributable to the Cable Products Division's change in product mix and the high cost of bringing new products to market.

     Direct costs of environmental services were $1,546,233 for the 95 Six Months, representing a decrease of $2,032,679 or 56.8% from the 94 Six Months. However, the 95 Six Months does not contain any laboratory direct costs, which in the 94 Six Months were $944,210. Direct costs attributable to consulting services decreased by $1,088,469 or 41.3% from $2,634,702 in the 94 Six Months. Direct costs consist of all labor, employee benefit costs and other expenses directly related to the production of revenue on a project. All other labor, including unbillable professional time, employee benefits and other expenses are recorded under general, administrative and other operating costs. Other direct costs include sub-contractors, suppliers and other revenue generating expenses.

     The Environmental Division's gross margin was 52.7% and 27.7% for the 95 and 94 Six Months, respectively. This increase in gross margin is directly attributable to the Laboratory Divestiture, the closing of unprofitable offices and other cost saving measures, including layoffs. Better utilization of billable staff and the reduction of staff significantly contributed to the overall reduction of expenses.

     General, administrative and other costs were $2,498,155 for the 95 Six Months, a decrease of $597,936 or 19.3% from the 94 Six Months. The 94 Six Months includes approximately $518,000 of expenses for offices that have been closed or sold and approximately $300,000 of write offs and adjustments . The balance of the decrease in expenses is a result of the cost savings measures that have been implemented and in particular, the elimination of various staff positions. Penalties and interest accrued to the Internal Revenue Service were approximately $80,000 in the 95 Six Months as compared to $10,000 in the 94 Six Months. Professional fees, including legal, accounting, consulting and other, during the 95 Six Months were $303,830, an increase of $80,440 or 36.0% over the 94 Six Months.

     The operating loss for the 95 Six Months was $149,877, a decrease in the operating loss of $1,067,901 or 87.7% from the 94 Six Months. The operating loss was comprised of an Environmental Division loss of $163,397, a Cable Products Division profit of $221,094 and corporate expenses of $207,574. During the 95 Six Months, due to extensive use of the Company's lines of credit, the Company incurred $89,148 of net interest expense as compared to $32,681 in the 94 Six Months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The net loss before income taxes and extraordinary item, of $238,725 for the 95 Six Months is $1,009,734 or 80.8% less than the $1,248,459 loss in the 94 Six Months. In the 95 Six Months, in connection with a Regulation S offering of the Company's preferred stock, a fee of $151,766 was paid to finders. The Regulation S transaction was never completed when the check purportedly issued by the Regulation S purchaser, on the Company's behalf, was not honored by the bank. The Company has demanded repayment of the fee and continues to discuss all possible courses of action with various law enforcement agencies, its attorneys and advisers. Although, the Company has demanded repayment of the finders fee, the Company has expensed, as an extraordinary item, the full amount of the fee issued in this transactions.

     The net loss of $390,491 for the 95 Six Months is $857,968 or 68.7% less than the $1,248,459 loss in the 95 Six Months.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital ratio increased to .71 at September 30, 1995 from .58 at March 31, 1995. As of September 30, 1995, the Company had a net working capital deficit of $1,558,645, representing a $714,453 reduction in the March 31, 1995 working capital deficit of $2,273,098. The decrease in the working capital deficit is primarily attributable to reduced operating losses and the issuance of the Company's preferred and common stock for cash and marketable investments.

     Net cash decreased during the 95 Six Months by $139,372 compared to a $13,509 increase during the 94 Six Months. One of the major components of the net cash decrease in the 95 Six Months was the $151,766 cash fraud loss. Cash flow used by operating activities in the 95 Six Months excluding the cash fraud loss was $544,513. The significant uses of this operating cash deficit were the net loss before extraordinary item and a net reduction in accrued expenses. During the 94 Six Months, cash flow was enhanced due to the utilization of the Company's lines of credit.

     The Company reduced expenditures on capital and investment activities during the 95 Six Months, as compared to the 94 Six Months resulting in a net cash saving in the comparable periods of $392,051. The Company continues to review all current operations and assets for potential reorganizations, sale or liquidation in order to raise additional capital or lower costs.

     During the 95 Six Months, the Company repaid its $25,000 line of credit with a commercial bank for the Environmental Division's working capital purposes. The Cable Products Division does not maintain any outside working capital facilities. The Cable Products Division has established a $100,000 letter of credit with a commercial bank collateralized by a certificate of deposit.

     During the 95 Six Months, the Company raised net proceeds of approximately $351,000 from the sale of preferred and common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In July 1994, the Company established a $2,500,000 subordinated line of credit with a private lender. This additional line of credit, which is subordinated to the Company's commercial banking line of credit, expires July 1996 and bears interest at 15%. This facility is collateralized by a first lien on the outstanding stock of all the Company's subsidiaries and a second lien on all assets of the subsidiaries of the Company. In April 1995, the Company issued additional warrants to its subordinated lender, in connection with certain waivers and consents related to the outstanding credit facility. A total of 12,500 shares of common stock and 761,731 shares of series A preferred stock are issuable under the warrants. The warrants to purchase the preferred stock are exercisable until the year 2002 at an exercise price of $.675 per each underlying share of common stock, subject to certain adjustments. The preferred stock is convertible into 9,140,772 shares of common stock. The new warrants to purchase common stock are exercisable at $.675 per share until the year 2002. In connection with this transaction, the exercise price of the then existing common stock warrants was also reduced to $.675 per share, the then market price of the Company's common stock.

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

     During the 95 Six Months, the Company funded certain of its receivables under the Florida Inland Protection Trust Fund program. The cost of funding is 8.75% per annum for the first 12 months, 10% per annum for the next 6 months, and prime plus 3% for any periods thereafter. Interest has been prepaid for the first 18 months.

     As of September 30, 1995, the Company had no additional availability under its commercial lines of credit. Availability under the Company's commercial lines of credit are based upon eligibility of the Company's accounts receivable and other conditions. As of September 30, 1995, the Company had approximately $235,000 of available credit under its various funding agreements for receivables under the Florida Inland Protection Trust program.

     The Company and the Internal Revenue Service are currently negotiating a settlement agreement, although no assurance can be given that such an agreement can be reached. Since March 31, 1995, the Company has made all required payroll tax deposits for the current periods. In addition, several of the Company's subsidiaries and their unsecured creditors are currently negotiating a settlement agreement, although no assurances can be given that such agreements will be reached. Based on these proposed agreements, the Company's private lender has agreed to continue funding the Company, pursuant to its credit facility, and to make additional funds available to consummate the various proposed settlement agreements with the Internal Revenue Service and unsecured creditors. In exchange for this agreement, the Company has agreed to reduce the current exercise price of the lender's outstanding warrants to an exercise price of approximately $.12 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In August 1995, in connection with a full and final settlement of the notes receivable issued in October 1994 in connection with the sale of common stock, the Company agreed to revise the purchase price per share of the stock sold from $.75 to approximately $.24 and reduce the number of shares purchased to 2,500,000. In addition, the Company issued, at a price of $1.91 per unit, 249,745 units pursuant to Regulation S, each unit consisting of one share of Series A preferred stock and ten shares of common stock. The overall effect of this settlement is that the Company has issued 249,745 Series A preferred stock, convertible into 2,996,940 shares of common stock and 4,997,450 shares of common stock at a purchase price of $1,100,000 or approximately $.14 per share. As of September 30, 1995, the Company had received $976,500 of the $1,100,000. As of October 31, 1995, the balance of $123,500 is scheduled to be paid in November 1995. The Company received a portion of the proceeds in the form of marketable securities. The Company has begun an orderly liquidation of these securities. The Company incurred costs and fees totalling approximately $350,780 in association with these series of transactions. During the quarter ended September 30, 1995, 78,750 shares of the Series A preferred stock were converted into 945,000 shares of common stock.

     The Company has no material commitments for capital expenditures.

     The Company intends to fund its current operations from a combination of cash on hand, cash generated from operations, proceeds from the settlement of the above referenced notes receivable, potential new equity or a sale of assets. These sources of capital are expected to fund the Company's current operations through March 31, 1996. Management expects a return to profitability in Fiscal 1996. However, if the Company does not return to profitability, and cannot collect a substantial portion of the settlement proceeds of the notes receivable, absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

PART II.  OTHER INFORMATION

     ITEM 1.          LEGAL PROCEEDINGS

                      On November 2, 1995, the Company filed an Application with the Securities and Exchange Commission for Review of a Determination by the National Association of Securities Dealers, Inc. In said Application, the Company requests that the Commission stay the effectiveness of the action of the NASD delisting the common stock of the Company from trading on the Nasdaq SmallCap Market.

     ITEM 2.          CHANGES IN SECURITIES                                 None

     ITEM 3.          DEFAULTS UPON SENIOR SECURITIES                       None

     ITEM 4.          SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS                                   None

     ITEM 5.          OTHER INFORMATION                                     None

     ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                      A.  EXHIBITS                                          None

                      B.  REPORTS ON FORM 8-K

                      During the quarter ended September 30, 1995, the Company filed a Form 8-K dated September 13, 1995.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EVANS ENVIRONMENTAL
                                        CORPORATION

November 14, 1995                 By: /s/ SCOTT E. SALPETER
                                      ------------------------------------
                                        Scott E. Salpeter, Vice President
                                        on behalf of the Registrant and as
                                        Principal Accounting Officer