Form 10QSB
period 1995-12-31
EVANS ENVIRONMENTAL CORP
filed 1996-02-14
CIK 818675

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-16322


                         EVANS ENVIRONMENTAL CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                   COLORADO                                      84-1061207
         -------------------------------                    -------------------
         (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                    Identification No.)

         99 S.E. FIFTH STREET,
          FOURTH FLOOR, MIAMI, FLORIDA                             33131
         ----------------------------------------                ----------
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

As of January 31, 1996, the Company had a total of 4,509,641 shares of common stock, $.012 par value, outstanding.

Transitional Small Business Disclosure format (check one): Yes [ ]  No [X]

===============================================================================

                         EVANS ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements:

         Consolidated balance sheets
         - December 31, 1995 and March 31, 1995                             3

         Consolidated statements of operations
         - Nine and Three Months Ended December 31, 1995 and 1994           4

         Consolidated statements of cash flows
         - Nine months ended December 31, 1995 and 1994                    5-6

         Notes to financial statements                                     7-11

Item 2.  Management's discussion and analysis of
         financial condition and results of
         operations                                                       12-18

PART II. OTHER INFORMATION

Item 1.  Legal proceedings                                                 19
Item 2.  Changes in securities                                             19
Item 3.  Defaults upon senior securities                                   19
Item 4.  Submission of matters to a vote of security holders               19
Item 5.  Other information                                                 19
Item 6.  Exhibits and reports on form 8-K                                  19

SIGNATURES                                                                 20

                         EVANS ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1995 AND MARCH 31, 1995
                                   (UNAUDITED)
                                 --------------


                                              DEC 31, 1995   MARCH 31, 1995
                                              ------------   --------------
               ASSETS
Current assets:
     Cash                                     $   222,386    $   300,743
     Restricted cash                              141,729        141,729
     Marketable investments                       350,000              -
     Accounts receivable, net                   1,841,595      1,863,038
     Inventory                                    481,543        392,928
     Laboratory sale proceeds due                 139,908              -
     Prepaid expenses & other                     594,901        411,964
                                              -----------    -----------
          Total current assets                  3,772,062      3,110,402

Amounts due under state
 reimbursement program                          1,072,839        995,088
Property & equipment, net                         772,675        900,972
Goodwill, net                                   1,432,539      1,532,280
Other assets                                       51,674         49,765
                                              -----------    -----------
          Total assets                        $ 7,101,789    $ 6,588,507
                                              ===========    ===========

    LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                         $ 2,336,182    $ 2,075,178
     Accrued expenses                             576,478      1,097,790
     Delinquent payroll taxes                   1,069,389      1,068,864
     Related party note payable                    85,000              -
     Current portion of capital lease
      obligations & notes payable               1,200,318      1,141,668
                                              -----------    -----------
          Total current liabilities             5,267,367      5,383,500

Capital lease obligations & notes payable         767,058        472,151
Commitments & contingencies

Stockholders' equity:
     Preferred stock:
        $.001 par value, $.64 liquidation
         preference, 5,000,000 authorized,
          13,495 issued and outstanding                14              -
     Common stock:
        $.012 par value, 25,000,000 authorized,
         issued and outstanding:
         December 31, 1995 - 4,509,641
         March 31, 1995 - 3,252,403                54,114         39,029
     Additional paid in capital                 6,606,283      5,760,097
     Retained deficit                          (5,593,047)    (5,066,270)
                                              -----------    -----------
          Total stockholders' equity            1,067,364        732,856
                                              -----------    -----------
          Total liabilities &
           stockholders' equity               $ 7,101,789    $ 6,588,507
                                              ===========    ===========

                             See accompanying notes

                         EVANS ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)
                                 --------------

                                                         THREE MONTHS                                       NINE MONTHS
                                             ------------------------------------              -----------------------------------
                                                1995                      1994                    1995                    1994
                                             -----------              -----------              -----------             -----------
Revenue:
   Consulting                                $ 1,207,699              $ 1,793,576              $ 4,473,249             $ 5,322,925
   Laboratory                                          -                  565,214                        -               1,983,817
   Cable products                              1,458,207                  870,209                4,094,271               2,853,195
                                             -----------              -----------              -----------             -----------
         Total revenue                         2,665,906                3,228,999                8,567,520              10,159,937

   Environmental services:
      Direct labor & employee
       benefit costs                             460,333                  837,729                1,562,567               3,113,671
      Other direct costs                         319,093                  631,812                1,000,580               2,115,097
                                             -----------              -----------              -----------             -----------
   Cost of environmental
    services                                     779,426                1,469,541                2,563,147               5,228,768

   Cost of cable products                      1,118,159                  659,788                3,125,262               2,133,501
                                             -----------              -----------              -----------             -----------

         Total direct costs                    1,897,585                2,129,329                5,688,409               7,362,269
                                             -----------              -----------              -----------             -----------

         Gross profit                            768,321                1,099,670                2,879,111               2,797,668
                                             -----------              -----------              -----------             -----------

   General, administrative
    & other operating costs                      858,625                1,361,697               3,119,292                3,979,102
   Reserve against Enviropact
    fees & expenses                                    -                        -                        -                 211,712
   Investment write off                                -                    1,423                        -                  88,082
                                             -----------              -----------              -----------             -----------
         Total other
          operating costs                        858,625                1,363,120                3,119,292               4,278,896
                                             -----------              -----------              -----------             -----------

Operating loss                                   (90,304)                (263,450)                (240,181)             (1,481,228)
                                             -----------              -----------              -----------             -----------

Other income (expense):
   Interest, net                                 (45,982)                 (40,752)                (135,130)                (73,433)
   Equipment disposals, net                            -                        -                      300                   2,000
                                             -----------              -----------              -----------             -----------

         Other, net                              (45,982)                 (40,752)                (134,830)                (71,433)
                                             -----------              -----------              -----------             -----------

Loss before income taxes                        (136,286)                (304,202)                (375,011)             (1,552,661)

Provision for income taxes                             -                        -                        -                       -
                                             -----------              -----------              -----------             -----------

Loss before
 extraordinary item                             (136,286)                (304,202)                (375,011)             (1,552,661)

Extraordinary item                                     -                        -                 (151,766)                      -
                                             -----------              -----------              -----------             -----------

Net loss                                     $  (136,286)             $  (304,202)             $  (526,777)            $(1,552,661)
                                             ===========              ===========              ===========             ===========

Loss per common share:
 Loss before
  extraordinary item                         $      (.03)             $      (.10)             $      (.11)            $      (.58)
 Extraordinary item                                    -                        -                     (.04)                      -
                                             -----------              -----------              -----------             -----------
 Loss per share                              $      (.03)             $      (.10)             $      (.15)            $      (.58)
                                             ===========              ===========              ===========             ===========

                             See accompanying notes

                         EVANS ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)
                                 --------------


                                                           1995                         1994
                                                        ------------                 ----------

Cash flows from operating
 activities:

     Net loss                                          $   (526,777)                $ (1,552,661)

     Adjustments to reconcile net loss
        to net cash used in
        operating activities:
        Depreciation & amortization                         268,380                      377,461
        Non-cash expenses                                    16,522                      283,712
        Gain on sale of equipment                              (300)                      (2,000)
        Changes in operating assets &
         liabilities, net of effects
         of acquisitions
           Accounts receivable                             (221,519)                     602,956
           Inventory                                        (85,970)                    (187,656)
           Income tax receivable                                  -                      110,345
           Prepaid expenses & other                        (182,937)                    (167,421)
           Amounts due under reimbursement
            program                                         (77,751)                    (746,316)
           Other assets                                      (1,909)                           -
           Accounts payable                                 261,004                      674,075
           Accrued expenses                                (521,312)                    (273,882)
           Payroll taxes                                        525                      590,696
                                                       ------------                 ------------

        Total adjustments                                  (545,267)                   1,261,970
                                                       ------------                 ------------

        Net cash used in
         operating activities                            (1,072,044)                    (290,691)


Cash flows provided by (used in)
  investing activities:

     Payments for acquisition,
      including acquisition costs,
      less cash acquired                                          -                      (56,698)
     Laboratory sale proceeds                               103,054                            -
     Proceeds from equipment disposals                          300                        2,000
     Proceeds from investments                              150,000                            -
     Purchases of equipment                                 (47,509)                    (427,085)
                                                       ------------                 ------------

        Net cash provided by (used in)
         investing activities                               205,845                     (481,783)

                             See accompanying notes

                         EVANS ENVIRONMENTAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)
                                 --------------


                                                           1995                         1994
                                                       ------------                 ------------
Cash flows provided by financing activities:

     Original issuance of stock                        $    477,013                 $          -
     Costs associated with issuance
      of stock                                             (127,728)                    (200,047)
     Increase in notes payable                              460,028                    1,382,920
     Increase in related party note payable                  85,000                            -
     Payments on capital lease obligations
      and notes payable                                    (106,471)                    (410,387)
                                                       ------------                 ------------

        Net cash provided by
         financing activities                               787,842                      772,486
                                                       ------------                 ------------

Net increase (decrease) in cash                             (78,357)                          12

Cash, beginning of period                                   300,743                      322,465
                                                       ------------                 ------------

Cash, end of period                                    $    222,386                 $    322,477
                                                       ============                 ============



Non-cash activities:

During the nine months ended December 31, 1995, the Company issued an aggregate of 49,000 shares of common stock in exchange for services valued at approximately $12,000.



                             See accompanying notes

                         EVANS ENVIRONMENTAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 --------------


 1.  BUSINESS AND COMMON STOCK

         BUSINESS

         The Company is primarily engaged, through its wholly-owned subsidiaries, in environmental consulting and other environmental related services (the "Environmental Division") and the production and sale of cable products (the "Cable Products Division").

         COMMON STOCK

         On December 27, 1995, the shareholders of the Company approved a one-for-four reverse split of common stock effective December 29, 1995. Unless otherwise noted, all share and per share data of the Company included in the accompanying financial statements and notes thereto have been adjusted to give effect to the reverse stock split.

 2.  SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1995 has been derived from the audited financial statements as of the period ended March 31, 1995, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the three and nine months ended December 31, 1995 and 1994 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1995.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

         PRESENTATION

         Certain amounts previously reported have been reclassified to conform to the Fiscal 1996 financial statement presentation.

                         EVANS ENVIRONMENTAL CORPORATION

                                   (UNAUDITED)
                                 --------------


 2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PER SHARE DATA

         Per share data is based on the weighted average number of shares of common stock, 4,147,081 and 3,178,227 for the quarters ended December 31, 1995 and 1994, respectively; and 3,555,256 and 2,656,636 for the nine months ended December 31, 1995 and 1994, respectively. Common stock equivalents have not been included in the weighted average number of shares as they are anti-dilutive for all periods presented.

 3.  BUSINESS SEGMENTS

         The Company's operations are classified into two segments: environmental consulting and other environmental related services and the production and sale of cable products. Identifiable assets by segment are those tangible and intangible assets that are used in the operation of that unit.

         A summary of the Company's operations by segment as of and for the nine months ended December 31, 1995 is as follows:

                                    ENVIRON-
                                     MENTAL              CABLE          CORPORATE            TOTAL
                                  ----------         ----------         ---------         ----------
         Net sales                $4,473,249         $4,094,271         $       -         $8,567,520
         Operating
          income (loss)             (308,860)           315,523          (246,844)          (240,181)
         Identifiable assets       4,873,708          1,810,738           417,343          7,101,789
         Capital expenditures         28,185             19,324                 -             47,509
         Depreciation &
          amortization               235,540             32,840                 -            268,380

 4.  WAIVERS, CONSENTS & NOTES PAYABLE

         In April 1995, the Company issued additional warrants to its subordinated lender. A total of 3,125 shares of common stock and 761,731 shares of series A preferred stock are issuable under the warrants. The warrants to purchase the preferred stock are exercisable until the year 2002 subject to a continuously resetting exercise price equal to a 10 day trailing average market price of the Company's common stock up to a maximum of $2.70 per each underlying share of common stock, subject to certain adjustments. The preferred stock is convertible into 2,285,193 shares of common stock. The new warrants to purchase common stock are exercisable until the year 2002, subject to certain restrictions, under the same market price conditions as set forth above, except that there is not a maximum exercise price. In connection with this transaction, the exercise price of the then existing common stock warrants was also reduced to $2.70 per share, the then market price of the Company's common stock.

                         EVANS ENVIRONMENTAL CORPORATION

                                   (UNAUDITED)
                                 --------------


 4.  WAIVERS, CONSENTS & NOTES PAYABLE (CONTINUED)

         In April and August 1995, the Company had received certain limited waivers and consents related to its outstanding credit facility. Certain of these waivers and consents contained dated cure periods which have since expired and as such the Company is currently in default under certain provisions of the credit facility. The Company and its lender are currently attempting to achieve further consents and waivers of these defaults. Additionally, the Company is attempting to provide the lender with additional anti-dilution agreements acceptable to both parties.

 5.  RELATED PARTY NOTE PAYABLE

         In Fiscal 1996, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan.

 6.  DISPOSAL OF LABORATORY OPERATIONS

         In May 1995, the Company divested itself of the laboratory operations of the Environmental Division. The purchaser bought all the assets and essentially all operating liabilities of the laboratory operations. The Company received no direct cash proceeds from the sale, but received free laboratory services and significant proceeds from the sold receivables. As of March 31, 1995, the Company had reserved for the loss and impairment on fixed and other assets related to this divestiture. The Company still has certain contingent obligations regarding its former laboratories' leases and loans which aggregate approximately $250,000. During the nine months ended December 31, 1995, the Company received cash or cash equivalents of approximately $103,000 in connection with the sale. The purchaser has recently sought protection under Federal Bankruptcy proceedings. The Company is in the process of reviewing the various alternative actions it might take, if any are necessary.

                         EVANS ENVIRONMENTAL CORPORATION

                                   (UNAUDITED)
                                 --------------


 7.  EXTRAORDINARY ITEM

         During the year ended March 31, 1995, the Environmental Division became delinquent in certain of its payroll tax deposits. As of December 31, 1995, the Company owed approximately $1,375,000 to the Internal Revenue Service for payroll taxes, interest and penalties. In June 1995, the Company and the Internal Revenue Service agreed to a payment schedule and other agreements. Later in June 1995, the Company received a bank cashiers check for payment on a Regulation S offering of the Company's preferred stock. The Company gave this cashiers check to the Internal Revenue Service to discharge all of the tax obligations. The cashiers check was not honored by the bank, which denied its validity. A fee of approximately $151,000 was paid to finders in this transaction. The Company has demanded repayment of the fee and continues to discuss all possible courses of action with the Internal Revenue Service, various law enforcement agencies, its attorneys and advisers. The preferred stock certificate issued in this transaction has been recovered. The Company and the Internal Revenue Service are currently negotiating a revised settlement agreement, although no assurance can be given that such an agreement can be reached. Since March 31, 1995, the Company has made all required payroll tax deposits for the current periods.

         Although, the Company has demanded repayment of the $151,000 finders fee, the Company has expensed, as an extraordinary item, the full amount of the finders fee issued in this transaction.

 8.  STOCK ISSUANCES AND MARKETABLE SECURITIES

         In August 1995, in connection with a full and final settlement of the notes receivable issued in October 1994 in connection with the sale of common stock, the Company agreed to revise the purchase price per share of the stock sold from $3.00 to approximately $.96 and reduce the number of shares purchased to 625,000. In addition, the Company issued, at a price of $1.91 per unit, 249,745 units pursuant to Regulation S, each unit consisting of one share of Series A preferred stock and 2.5 shares of common stock. The overall effect of this settlement is that the Company has issued 249,745 Series A preferred stock, convertible into 749,235 shares of common stock and 1,249,362 shares of common stock at a purchase price of $976,500 or approximately $.49 per share. The Company received a portion of the proceeds in the form of marketable securities. The Company has begun an orderly liquidation of these securities. The Company incurred costs and fees totalling approximately $351,000 in association with these series of transactions. During the nine months ended December 31, 1995, 236,250 shares of the Series A preferred stock were converted into 708,750 shares of common stock.

                         EVANS ENVIRONMENTAL CORPORATION

                                   (UNAUDITED)
                                 --------------


 9.  PREFERRED STOCK

         The Series A Convertible Preferred Stock, $.001 par value per share (the "Preferred Stock") is entitled to receive cumulative preferential dividends at the rate of $.0512 per share, per annum, payable either in cash or in common stock of the Company. Each share of the Preferred Stock is convertible into 3 shares of the Company's common stock. The Preferred Stock contains certain liquidation rights in the event of any liquidation, dissolution or winding up of the Company. The liquidation value is $.64 per share of Preferred Stock, plus any accrued and unpaid dividends. The Company may redeem the Preferred Stock at a price of $.64 per share of Preferred Stock, in whole or in part, at any time commencing 2 years after its issuance.

10.      GOING CONCERN

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

     During the year ended March 31, 1995 ("Fiscal 1995"), the Company, mainly through its Environmental Division, experienced a net loss of $4,732,301. The Company's ability to survive is based on returning the Environmental Division to profitability, obtaining additional financing and scheduling workouts with the Internal Revenue Service and certain of its creditors. The losses, which began in fiscal 1994 and which continued through December 1995 (although September 1995 through November 1995 were marginally profitable), are attributable to the Company's inability to balance revenue growth with a proper level of associated labor, other operational costs and the write-down of certain assets. The Company took certain significant cost saving actions during Fiscal 1995 and continues to do so, including the divestiture of the Environmental Division's underperforming laboratory operations. Although these cost savings, which included significant labor reductions, restructuring of underperforming offices and divisions and other cost saving measures have not yet returned the Company to profitability, management believes that the Company can maintain profitable revenue growth, although no assurances can be given. Management will continue to evaluate the need for further cost saving measures on a monthly basis, with particular emphasis on underperforming offices. While management will continue to evaluate such cost saving measures, additional focus will be on new marketing efforts to increase revenue from existing offices. During the quarter ended December 31, 1995 the Company increased its marketing and sales staff, created new marketing programs, and adding additional marketing resources. During Fiscal 1995, the Company utilized substantially all of its existing commercial lines of credit to finance prior losses.

     In May 1995, the Company divested the Environmental Division's laboratory operations (the "Laboratory Divestiture"). The purchaser bought all the assets and essentially all operating liabilities of the laboratory operations. The Company received no direct cash proceeds from the sale, but received free laboratory services and significant proceeds from the sold receivables. The nine month period ended December 31, 1995 contains immaterial amounts related to current period operating loss and impairment on fixed and other assets related to the Laboratory Divestiture since the impairment was recorded as of March 31, 1995. The Company still has certain contingent obligations regarding its former laboratories' leases and loans which aggregate approximately $250,000. During the nine months ended December 31, 1995, the Company received cash or cash equivalents of approximately $103,000 in connection with the Laboratory Divestiture. The purchaser has recently sought protection under Federal Bankruptcy proceedings. The Company is in the process of reviewing the various alternative actions it might take, if any are necessary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     QUARTER ENDED DECEMBER 31, 1995 COMPARED TO QUARTER ENDED DECEMBER 31, 1994

     The Company's revenue decreased from $3,228,999 for the quarter ended December 1994 (the "94 Quarter") to $2,665,906 for the quarter ended December 31, 1995 (the "95 Quarter"), a decrease of $563,093 or 17.4%. However, as a result of the Laboratory Divestiture, the 95 Quarter does not contain any laboratory revenue, which in the 94 Quarter was $565,214. Therefore, total comparable revenue slightly increased by $2,121 from $2,663,785 in the 94 Quarter as compared to $2,665,906 in the 95 Quarter. Within this net comparable increase, consulting revenue decreased from $1,793,576 in the 94 Quarter to $1,207,699 in the 95 Quarter, a decrease of $585,877 or 32.7% and cable products sales increased from $870,209 in the 94 Quarter to $1,458,207 in the 95 Quarter, an increase of $587,998 or 67.6%.

     The decrease of $585,877 in environmental consulting during the comparative quarters is directly related to the closing of offices. The closed offices had no revenue in the 95 Quarter in comparison to $390,040 in the 94 Quarter. The comparable remaining consulting office revenue decreased by $195,837 or 14.0% from $1,403,536 in the 94 Quarter to $1,207,699 in the 95
     Quarter. Pricing for the Company's consulting services has not significantly increased, and in many cases, due to competitive situations, has decreased, compared to the comparable period in the 94 Quarter. Future expansion of additional offices is dependent on future economic and business conditions and the availability of capital.

     Total revenue for the Cable Products Division was $1,458,207 for the 95 Quarter, as compared to $870,209 for the 94 Quarter, an increase of $587,998 or 67.6%. This increase in revenue is attributable to the introduction of certain new products and increased market penetration of the Cable Products Division's fiber optic products. The Cable Products Division's operating costs and expenses are comprised of cost of product and overhead. The Cable Products Division's gross margin was 23.3% and 24.2% for the 95 and 94 Quarters, respectively. This decrease in gross margin is largely attributable to the Cable Products Division's change in product mix and the high cost of bringing new products to market.

     Direct costs of environmental services were $779,426 for the 95 Quarter, representing a decrease of $690,115 or 47.0% from the 94 Quarter. However, the 95 Quarter does not contain any laboratory direct costs, which in the 94 Quarter were $262,097. Due to the aforementioned cost savings, direct costs attributable to consulting services decreased by $428,018 or 35.5% from $1,207,444 in the 94 Quarter. Direct costs consist of all professional and technical labor, employee benefit costs together with other expenses directly related to the production of revenue on a project. Other direct costs include sub-contractors, suppliers and other revenue generating expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Environmental Division's gross margin was 35.5% and 37.7% for the 95 and 94 Quarters, respectively. As of December 31, 1995, the Environmental Division, excluding laboratory personnel, had 79 employees on staff as opposed to 113 on staff as of December 31, 1994, a decrease of 34 employees or 30%. Although the gross margin decreased, better utilization of billable staff and the reduction of staff significantly contributed to the overall reduction of expenses.

     General, administrative and other costs were $858,625 for the 95 Quarter, a decrease of $504,495 or 37.0% from the 94 Quarter. The 94 Quarter includes approximately $319,166 of expenses for offices that have been closed or sold. The balance of the decrease in expenses is a result of the cost savings measures that have been implemented and in particular, the elimination of various staff positions.

     The operating loss for the 95 Quarter was $90,304, a decrease in the operating loss of $173,146 or 65.7% from the 94 Quarter. The operating loss was comprised of an Environmental Division loss of $145,463, a Cable Products Division profit of $94,429 and corporate expenses of $39,270. During the 95 Quarter, due to extensive use of the Company's lines of credit, the Company incurred $45,982 of net interest expense as compared to $40,752 in the 94 Quarter.

     The net loss of $136,286 for the 95 Quarter is $167,916 or 55.2% less than the $304,202 loss in the 94 Quarter.

     NINE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1994

     The Company's revenue decreased from $10,159,937 for the nine months ended December 1994 (the "94 Nine Months") to $8,567,520 for the nine months ended December 31, 1995 (the "95 Nine Months"), a decrease of $1,592,417 or 15.7%. However, the 95 Nine Months does not contain any laboratory revenue, which in the 94 Nine Months was $1,983,817. Therefore, total comparable revenue increased by $391,400 or 4.8% from $8,176,120 in the 94 Nine Months as compared to $8,567,520 in the 95 Nine Months. Within this net comparable increase, consulting revenue decreased from $5,322,925 in the 94 Nine Months to $4,473,249 in the 95 Nine Months, a decrease of $849,676 or 16% and cable products sales increased from $2,853,195 in the 94 Nine Months to $4,094,271 in the 95 Nine Months, an increase of $1,241,076 or 43.5%.

     The decrease of $849,676 in environmental consulting during the comparative quarters is directly related to the closing of offices. In the 95 Nine Months, the closed offices had revenue of $198,303 in comparison to $1,275,059 in the 94 Nine Months, a decrease of $1,076,756. Comparable consulting office revenue increased by $227,080 or 5.6% from $4,047,866 in the 94 Nine Months to $4,274,946 in the 95 Nine Months. Substantially all revenue growth in the 95 Nine Months over the 94 Nine Months is attributable to increased number and size of contracts. During the 95 Nine Months, the Company began providing services for emergency responses to environmental hazardous situations. This new segment of business represents a new opportunity for the Company to market its services to larger and more sophisticated clients.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Total revenue for the Cable Products Division was $4,094,271 for the 95 Nine Months, as compared to $2,853,195 for the 94 Nine Months, an increase of $1,241,076 or 43.5%. This increase in revenue is attributable to the introduction of certain new products and increased market penetration of the Cable Products Division's fiber optic products. The Cable Products Division's operating costs and expenses are comprised of cost of product and overhead. The Cable Products Division's gross margin was 23.7% and 25.2% for the 95 and 94 Nine Months, respectively. This decrease in gross margin is largely attributable to the Cable Products Division's change in product mix and the high cost of bringing new products to market.

     Direct costs of environmental services were $2,563,147 for the 95 Nine Months, representing a decrease of $2,665,621 or 51% from the 94 Nine Months. However, the 95 Nine Months does not contain any laboratory direct costs, which in the 94 Nine Months were $1,206,306. Direct costs attributable to consulting services decreased by $1,459,315 or 36.3% from $4,022,462 in the 94 Nine Months. Direct costs consist of all professional and technical labor, employee benefit costs together with other expenses directly related to the production of revenue on a project. Other direct costs include sub-contractors, suppliers and other revenue generating expenses.

     The Environmental Division's gross margin was 42.7% and 28.4% for the 95 and 94 Nine Months, respectively. This increase in gross margin is directly attributable to the Laboratory Divestiture, the closing of unprofitable offices and other cost saving measures, including layoffs. Better utilization of billable staff and the reduction of staff significantly contributed to the overall reduction of expenses.

     General, administrative and other costs were $3,119,292 for the 95 Nine Months, a decrease of $1,159,604 or 27.1% from the 94 Nine Months. The 94 Nine Months includes approximately $844,967 of expenses for offices that have been closed or sold and approximately $300,000 of write offs and adjustments. The balance of the decrease in expenses is a result of the cost savings measures that have been implemented and in particular, the elimination of various staff positions. Penalties and interest accrued to the Internal Revenue Service were approximately $60,000 in the 95 Nine Months as compared to $21,000 in the 94 Nine Months.

     The operating loss for the 95 Nine Months was $240,181, a decrease in the operating loss of $1,241,047 or 83.8% from the 94 Nine Months. The operating loss was comprised of an Environmental Division loss of $308,860, a Cable Products Division profit of $315,523 and corporate expenses of $246,844. During the 95 Nine Months, due to extensive use of the Company's lines of credit, the Company incurred $135,130 of net interest expense as compared to $73,433 in the 94 Nine Months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The net loss before income taxes and extraordinary item, of $375,011 for the 95 Nine Months is $1,177,650 or 75.9% less than the $1,522,661 loss in the 94 Nine Months. In the 95 Nine Months, in connection with a Regulation S offering of the Company's preferred stock, a fee of $151,766 was paid to finders. The Regulation S transaction was never completed when the check purportedly issued by the Regulation S purchaser, on the Company's behalf, was not honored by the bank. The Company has demanded repayment of the fee and continues to discuss all possible courses of action with various law enforcement agencies, its attorneys and advisers. Although, the Company has demanded repayment of the finders fee, the Company has expensed, as an extraordinary item, the full amount of the fee issued in this transactions.

     The net loss of $526,777 for the 95 Nine Months is $1,025,884 or 66.1% less than the $1,552,661 loss in the 95 Nine Months.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital ratio increased to .72 at December 31, 1995 from .58 at March 31, 1995. As of December 31, 1995, the Company had a net working capital deficit of $1,495,305, representing a $777,793 reduction in the March 31, 1995 working capital deficit of $2,273,098. The decrease in the working capital deficit is primarily attributable to reduced operating losses and the issuance of the Company's preferred and common stock for cash and marketable investments.

     Net cash decreased during the 95 Nine Months by $78,357 compared to a $12 increase during the 94 Nine Months. One of the major components of the net cash decrease in the 95 Nine Months was the $151,766 cash fraud loss. Cash flow used by operating activities in the 95 Nine Months excluding the cash fraud loss was $920,278. The significant uses of this operating cash deficit were the net loss before extraordinary item and a net reduction in accrued expenses. During the 94 Nine Months, cash flow was enhanced due to the utilization of the Company's lines of credit.

     The Company reduced expenditures on capital and investment activities during the 95 Nine Months, as compared to the 94 Nine Months resulting in a net cash saving in the comparable periods of $687,628. The Company continues to review all current operations and assets for potential reorganizations, sale or liquidation in order to raise additional capital or lower costs.

     During the 95 Nine Months, the Company repaid its $25,000 line of credit with a commercial bank for the Environmental Division's working capital purposes. The Cable Products Division does not maintain any outside working capital facilities. The Cable Products Division has established a $100,000 letter of credit with a commercial bank collateralized by a certificate of deposit.

     During the 95 Nine Months, the Company raised net proceeds of approximately $349,000 from the sale of preferred and common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     In July 1994, the Company established a $2,500,000 subordinated line of credit with a private lender. This line of credit, which at the time of issuance was subordinated to the Company's then outstanding commercial banking line of credit, expires July 1996 and bears interest at 15%. This facility is collateralized by a lien on assets of the Company, including the outstanding stock of all the Company's subsidiaries and the assets of those subsidiaries.

     In April 1995, the Company issued additional warrants to its subordinated lender. A total of 3,125 shares of common stock and 761,731 shares of series A preferred stock are issuable under the warrants. The warrants to purchase the preferred stock are exercisable until the year 2002 subject to a continuously resetting exercise price equal to a 10 day trailing average market price of the Company's common stock up to a maximum of $2.70 per each underlying share of common stock, subject to certain adjustments. The preferred stock is convertible into 2,285,193 shares of common stock. The new warrants to purchase common stock are exercisable until the year 2002, subject to certain restrictions, under the same market price conditions as set forth above, except that there is not a maximum exercise price. In connection with this transaction, the exercise price of the then existing common stock warrants was also reduced to $2.70 per share, the then market price of the Company's common stock.

     In April and August 1995, the Company had received certain limited waivers and consents related to its outstanding credit facility. Certain of these waivers and consents contained dated cure periods which have since expired and as such the Company is currently in default under certain provisions of the credit facility. The Company and its lender are currently attempting to achieve further consents and waivers of these defaults. Additionally, the Company is attempting to provide the lender with additional anti-dilution agreements acceptable to both parties.

     The Company continues to monitor the recent governmental activities in the State of Florida with respect to proposed changes in the Florida Inland Protection Trust Fund program, which provides for the remediation of contamination related to the storage of petroleum and petroleum products. During the 95 Nine Months, approximately 4% of the Company's business was currently related, directly or indirectly, to this state-funded reimbursement program.

     During the 95 Nine Months, the Company funded certain of its receivables under the Florida Inland Protection Trust Fund program. The cost of funding is 8.75% per annum for the first 12 months, 10% per annum for the next 6 months, and prime plus 3% for any periods thereafter. Interest has been prepaid for the first 18 months.

     As of December 31, 1995, the Company had no additional availability under its commercial lines of credit. Availability under the Company's commercial lines of credit are based upon eligibility of the Company's accounts receivable and other conditions. As of December 31, 1995, the Company had approximately $235,000 of available credit under its various funding agreements for receivables under the Florida Inland Protection Trust program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The Company and the Internal Revenue Service are currently negotiating a settlement agreement, although no assurance can be given that such an agreement can be reached. Since March 31, 1995, the Company has made all required payroll tax deposits for the current periods. In addition, several of the Company's subsidiaries and their unsecured creditors are currently negotiating a settlement agreement, although no assurances can be given that such agreements will be reached. Based on these proposed agreements, the Company's and its lender have entered discussions regarding continued funding, waivers, consents and anti-dilution provisions.

     In August 1995, in connection with a full and final settlement of the notes receivable issued in October 1994 in connection with the sale of common stock, the Company agreed to revise the purchase price per share of the stock sold from $3.00 to approximately $.96 and reduce the number of shares purchased to 625,000. In addition, the Company issued, at a price of $1.91 per unit, 249,745 units pursuant to Regulation S, each unit consisting of one share of Series A preferred stock and ten shares of common stock. The overall effect of this settlement is that the Company has issued 249,745 Series A preferred stock, convertible into 749,235 shares of common stock and 1,249,362 shares of common stock at a purchase price of $976,500 or approximately $.49 per share. The Company received a portion of the proceeds in the form of marketable securities. The Company has begun an orderly liquidation of these securities. The Company incurred costs and fees totalling approximately $351,000 in association with these series of transactions. During the nine months ended December 31, 1995, 236,250 shares of the Series A preferred stock were converted into 708,750 shares of common stock.

     The Company has no material commitments for capital expenditures.

     The Company intends to fund its current operations from a combination of cash on hand, cash generated from operations, proceeds from the above referenced marketable securities, potential new equity or a sale of assets. These sources of capital are expected to fund the Company's current operations through March 31, 1996. Management expects a return to profitability in Fiscal 1996. However, if the Company does not return to profitability, and cannot liquidate the marketable securities then, absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

PART II.  OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                          None

     ITEM 2.     CHANGES IN SECURITIES                                      None

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                            None

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    On December 27, 1995, the Company held a special meeting of shareholders to approve a one-for-four reverse split of the Company's Common Stock and to approve an increase in the authorized post-split shares of Common Stock to 25,000,000.

                    The votes on the matters were as follows:
                                                    FOR       AGAINST    ABSTAIN
                                                 ----------   -------    -------
                    Reverse stock split          10,285,804   361,060     16,345
                    Increase authorized shares    9,808,859   816,605     37,745

     ITEM 5.     OTHER INFORMATION                                          None

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

                    A.  EXHIBITS

                    4. INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

                    4.1 Warrant agreement dated July 11, 1994 between the Company and Strategica Group, Inc.

                    4.2 Warrant agreement dated July 11, 1994 between the Company and Strategica Capital Corporation.

                    4.3 Warrant agreement dated April 4, 1995 between the Company and Strategica Capital Corporation.

                    4.4 Additional warrant agreement dated April 4, 1995 between the Company and Strategica Capital Corporation.

                    4.5 Amendment to warrant agreement between the Company and Strategica Capital Corporation dated April 4, 1995.

                    4.6 Amendment to warrant agreement between the Company and Strategica Group, Inc. dated April 4, 1995.

                    B.  REPORTS ON FORM 8-K                                 None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        EVANS  ENVIRONMENTAL
                                        CORPORATION

February 12, 1996                       By: /S/ SCOTT E. SALPETER
                                           ---------------------------------
                                           Scott E. Salpeter, Vice President
                                           on behalf of the Registrant and as
                                           Principal Accounting Officer