Form 10KSB
period 1996-03-31
EVANS ENVIRONMENTAL CORP
filed 1996-07-15
CIK 818675

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-16322

                         EVANS ENVIRONMENTAL CORPORATION
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           COLORADO                                            84-1061207
- - -------------------------------                            -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

99 S.E. FIFTH STREET, FOURTH FLOOR, MIAMI FLORIDA                     33131
- - -------------------------------------------------                    ---------
     (Address of Principal Executive Offices)                       (Zip Code)

                                 (305) 374-8300
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.012 PAR VALUE
                     ----------------------------------------
                                 Title of Class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year: $5,721,221.

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $20,101,000 based on the average bid and asked price of $1.45 on July 10, 1996.

As of July 10, 1996 the Company had a total of 16,740,126 shares of Common Stock outstanding.

Transitional Small Business Disclosure format (check one):

                             Yes [ ]           No [X]

================================================================================

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

         (A)      BUSINESS DEVELOPMENT

         The Company is engaged, through its wholly-owned subsidiaries, in environmental consulting and other environmental related services, including testing and remediation (the "Consulting Division"). Until April 3, 1996, the Company was also engaged in the production and sale of cable products (the "Cable Products Division").

          The Consulting Division's operations are conducted through Evans Environmental Corporation, a Florida corporation ("Evans Environmental"), and the following subsidiaries of Evans Environmental, all of which are incorporated under the laws of the State of Florida: Evans Environmental & Geological Services and Management, Inc. ("EE&G") and Evans Management Co. ("EMC"). The Cable Products Division's operations were conducted through ABC Cable Products, Inc., a Colorado corporation ("ABC"). Unless the context otherwise requires, the word "Company" includes the parent company and all of its subsidiaries.

         On July 8, 1996, the Company completed a Regulation S stock offering. The offering involved a sale of 9,000,000 shares of Common Stock at an offering price of $.90 per share generating gross proceeds to the Company of $8,100,000. The offshore placement agent (the "Placement Agent") handling the offering entered into an agency agreement which provided for a cash management and selling fee aggregating $607,500, or 7.5% of the gross proceeds. In addition, the Placement Agent received broker warrants to purchase 630,000 shares of Common Stock, exercisable at $1.00 per share until July 8, 1998 and was reimbursed for out of pocket expenses of approximately $140,000. Thus, net cash proceeds to the Company in connection with this offering were approximately $7,352,500.

         On July 8, 1996, the Company acquired all the outstanding stock of American Remedial Technologies, Inc., a Florida corporation ("ART"). ART operates a soil remediation facility in Lynwood, California (the "Remediation Division"). This facility is the only currently licensed fixed base facility for thermal soil remediation in Los Angeles County, California. ART received its permit to operate on December 26, 1995 and began full operations on January 2, 1996. Its licensed capacity approaches 20,000 tons per month. The acquisition of ART will involve the Company in thermal remediation, a natural outgrowth of its current environmental consulting and remediation activities.

         The purchase price of ART consisted of cash payment of $6,000,000, the issuance of 3,000,000 shares of unregistered Common Stock and the issuance of 1,000,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible into 10,000,000 shares of Common Stock subject to an earn-out formula. As part of the acquisition, Mr. Enrique A. Tomeu, the former shareholder of ART, was appointed Chief Executive Officer and a Director of the Company. Mr. Tomeu has over 15 years experience in the construction and environmental industries. See Section (c) Acquisition of the Remediation Division of this Part I, Item 1.

         On April 3, 1996, ABC ceased operation and sold all of its operating assets for an aggregate of $550,000 in cash, a $1,000,000 promissory note and the assumption by the buyer of $595,049 of ABC's liabilities. In April 1996, the Company recorded a gain of $510,961, net of costs associated with the transaction, on the sale of its Cable Products Division. For all years presented in this Form 10-KSB, the Company has shown the results of the Cable Products Division separately as discontinued operations in the consolidated financial statements. See Section (d) Discontinued Operations of this Part I, Item 1.

         On December 27, 1995, the Company's shareholders approved a one-for-four reverse split of the Company's Common Stock which became effective December 29, 1995. The shareholders also approved an increase of the authorized capitalization of the Company to 25 million post-split shares.

         Effective December 26, 1995, the Company's Common Stock resumed trading on the NASDAQ SmallCap Market(R) due to the reinstatement ordered by the NASD Hearing Review Committee on December 22, 1995. The Company's Common Stock had been delisted from the NASDAQ SmallCap Market(R) on August 23, 1995 by NASD which alleged the Company had been delinquent in its public reporting obligations. The Company vigorously protested the delisting and with significant effort and expense was able convince the NASD Hearing Review Committee to relist its Common Stock effective December 26, 1995.

         In May 1995, the Company divested itself of the wet chemistry laboratory operations of the Consulting Division. The purchaser bought all the assets and essentially all operating liabilities of the laboratory operations. The Company had, since March 1995, been planning to sell or liquidate its laboratory operations and therefore provided for a reserve of $1,030,736 in the year ended March 31, 1995. Subsequently, the purchaser filed for protection under Chapter 11 of the United States Bankruptcy Code. While the Company continues to pursue all legal rights and attempts to enforce its secured position it has provided an additional loss reserve of $198,997 in the year ended March 31, 1996.

         In February 1995, the Company entered into an letter agreement with R.G. Quintero & Co. ("Quintero"), a privately-owned accounting and consulting company specializing in turning around, reorganizing and restructuring companies, to assist the Company in stabilizing cash flows, developing and implementing business plans, interfacing with investors, lenders, regulatory authorities and other third parties, and positioning the Company for growth. In connection therewith Mr. John C. Reynolds, a Quintero employee, was employed as Interim President of the Company through July 11, 1996. See Part III, Item 9.

         On October 29, 1993, the Company entered into an Amended and Restated Share Exchange Agreement (the "Sector Agreement") with Sector Investments, Inc. ("Sector"), pursuant to which the Company acquired 100% of the capital stock ("ECI Shares") of Enviropact Consultants, Inc. ("ECI"). ECI was formed by Enviropact, Inc. (the "Debtor"), which had filed a petition pursuant to Title 11, as amended, of the United States Code. Effective October 29, 1993, with the approval of the United States Bankruptcy Court, ECI acquired certain assets of the Debtor.

         In consideration for the ECI Shares, the Company issued 225,000 shares of its Common Stock (the "ECI Acquisition"), which number of shares may increase or decrease by up to 25,000 based on certain conditions. In addition, the Company issued 50,000 shares of Common Stock to a consultant who facilitated the ECI Acquisition.

         (B)      BUSINESS OF ISSUER

         The Consulting Division consists of Evans Environmental and its subsidiaries: EE&G, and EMC. The Consulting Division operates an environmental testing, consulting, remediation and management service, including an environmental testing laboratory specializing in asbestos in air and water; and radon, more fully described below.

         Environmental markets develop from and are driven by the promulgation and enforcement of regulations protecting the environment. The environmental field has grown rapidly to date and, in the opinion of management, is expected to continue to grow. Within the broad scope of environmental consulting the Company offers specialized services in specific market segments that may be the focus of legislation or public awareness and concern. The Company has placed particular emphasis on these smaller, niche markets, while continuing to offer a "backbone" of general environmental services.

         An example of the niche market is asbestos consulting and testing. This market grew rapidly during the last several years due to intense public awareness and consequent changes in legislation. The asbestos market, like most niches areas, initially expanded rapidly, which was followed by a stabilizing period and now is considered a mature market. The Company sees these niches as relatively short-term because each time a remediation (removal) is performed, the market size is diminished. In response, the Company has targeted similar emerging markets, in varying stages of development, to pursue in a manner similar to asbestos. Those that the Company presently plans to develop and market include lead-based paint testing, indoor air quality testing, Title V permitting, training and industrial hygiene/safety services, wetlands/ecological management, including delineation and mitigation, computerized environmental management systems, and emergency response services for hazardous and regulated materials.

         The development by the Company of technical programs (practices) to serve these markets is in varying stages ranging from completed (asbestos services) to relatively immature (wetlands and ecological services). The Company anticipates that any such expansion of services will take place through a combination of growth and acquisitions as determined by then current economic and market conditions. There can be no assurance that the Company's strategy will be successful, or that the anticipated growth in the environmental field, in general, will occur.

         CONSULTING, TESTING, REMEDIATION AND LABORATORY SERVICES. The Company offers its clients consulting and testing; and laboratory services. Consulting and testing services are offered in the following practice area: asbestos; radon; lead-based paint; indoor air quality; water and soil analysis and contamination; computerized environmental management systems; emergency response; Title V permitting; environmental site assessments and geological services (including underground storage tank management); and ecological evaluation and mitigation (wetlands). Laboratory services include: asbestos in air and water; and radon.

         In support of its operations the Company maintains in-house quality control/quality assurance manuals for transmission electron microscopy, polarized light microscopy and phase contrast microscopy procedures, as well as a Comprehensive Quality Assurance Plan for the sampling and analysis of water and soil that has been approved by the Florida Department of Environmental Protection ("FDEP"). Analyses are offered on a standard 5-day service or, if requested, on a same-day service and, with respect to certain projects, sample analysis can be provided on-site.

         The Company provides the following specific services:

         /bullet/ ASBESTOS MANAGEMENT, CONSULTING, TESTING AND LABORATORY
                  ANALYSIS. Services include building inspections, preparation of plans and specifications, contractor performance/compliance monitoring, air quality testing, operations and maintenance programs, abatement oversight and management, employee awareness programs, expert witness testimony, and laboratory services in Miami, Florida which include transmission electron microscopy ("TEM"), polarized light microscopy ("PLM"), phase contrast microscopy ("PCM"), and X-ray diffraction.

         /bullet/ LEAD-BASED PAINT INSPECTION, HAZARD ASSESSMENT AND ABATEMENT
                  SUPERVISION. The Company uses an on-site testing, non-destructive, field screening device for testing lead in paint and soil, known as an X-ray Fluorescence MAP Spectrum Analyzer. The Company is presently conducting lead paint evaluations for a number of regional and municipal urban housing authorities. The Company also performs confirmation analysis on field obtained samples for lead-based paint.

         /bullet/ INDOOR AIR QUALITY TESTING AND CONSULTING. The Company tests for and identifies air quality problems caused by inadequate ventilation and dirty air ducts, poorly designed systems, newly applied solvents or preservatives, mold and fungus growth, toxicological risk situations, improper use of cleaning substances, tight buildings ("Sick Building Syndrome") and building related illnesses. Consulting services include the design and implementation of appropriate modifications and expert witness testimony with respect to these matters.

         /bullet/ COMPUTERIZED ENVIRONMENTAL MANAGEMENT SYSTEM. The Company has developed a user-friendly, Windows-based, computerized data management system named "ECOS". The service provides a custom-designed database management system to meet the needs of the Company's clients. There are several modules available for the system, including an Asset Manager, a Plant Manager (with the responsibility of tracking and inventorying hazardous chemicals), and an Employee Manager (which schedules, tracks, and monitors employees with respect to applicable regulations). Although made to stand on its own, each system can be packaged together to form an overall environmental management tool, providing the client has overlapping needs.

         /bullet/ WETLANDS AND ECOLOGICAL SERVICES. The Company furnishes clients with an extensive and comprehensive range of ecological related consulting services, from jurisdictional wetland determinations through mitigation implementation. Wetlands perform vital water quality functions, provide a sensitive wildlife habitat, and serve as an influential part in recreation and aesthetic appeal. The increasing value of wetlands is being recognized by the regulatory community. As such, newer and more restrictive regulations defining the activities permitted in wetlands, along with subsequent mitigation requirements are routinely being approved by Federal, state, and local regulatory agencies. The Company provides a full service approach which enables it to efficiently assist clients in addressing these evolving regulations concerning environmentally safe areas. Wetland determinations, delineations, and permitting utilize methods set forth by the U.S. Army Corps of Engineers, Florida Department of Environmental Resources, the South West

                  Florida Water Management District, and local regulatory agencies. These methods address Hydrophytic Vegetation, Hydric Soils, and Hydrology.

         /bullet/ EMERGENCY RESPONSE. The Company has experience in immediate and planned response procedures to emergencies involving hazardous and regulated materials. Using rotating teams, positioned throughout Florida, the Company responds rapidly to turn potentially dangerous circumstances into manageable situations. The Company provides emergency response for a multitude of situations ranging from small scale chemical spills to large scale transportation accidents. The Company's goal is to promote safety and limit liability by providing: risk assessments; site monitoring and documentation of incident and response activities; coordination with client, response contractors, regulatory personnel; assistance with site stabilization; and full documentation of incident. The end result is a written report detailing the chronological events through the remediation of the incident, including response records, photo-documentation and laboratory data. These reports provide historical reference in a proactive risk management program and are effective tools in dealing with insurance companies, regulatory agencies, and other professionals.

         /bullet/ TITLE V PERMITTING.  Recent modifications to the 1990 Clean
                  Air Act (Title V) affect a broad range of clients including those engaged in the following activities: chemical processing and/or storage; incineration; spray operations (eg: paint booths); welding; use of Ozone depleting substances; electrical generation; and boiler operations of 250 million BTU or greater. The Company offers a variety of services to target hazardous air pollutants ("HAPs") and help clients comply with permitting requirements and avoid potential fines resulting from non-compliance.

         /bullet/ TRAINING, INDUSTRIAL HYGIENE AND SAFETY SERVICES. The Company offers industrial hygiene and safety services, including training courses in the Company's practice areas, general industrial hygiene management, worker exposure assessment and evaluation, lock-out/tag-out program assessment and development and ergonomic evaluation.

         /bullet/ GEOLOGICAL SERVICES:

                  /bullet/ ENVIRONMENTAL SITE ASSESSMENTS. Phase I Assessments include on-site inspection and interviews, radon screening, perimeter inspection, development of title chain of custody, complete record and CERCLIS/NPL review, aerial photograph review, review of well field protection area, regulatory agency review and asbestos screening. Phase II Assessments address specific problems revealed during initial investigations, including on-site sampling and analysis techniques.

                  /bullet/ UNDERGROUND STORAGE TANK TESTING AND MANAGEMENT
                           PROGRAM. The Company has established what management perceives to be good relations with regulatory agencies and, on occasion, has been successful in reducing its client's liabilities associated with underground storage tanks through effective negotiation and responsive action. Services include design and implementation of initial remedial action plans, development of contamination assessment reports and remedial action plans, construction supervision, acting as client liaison with environmental regulators, attorneys, third party property owners and insurance companies, permitting for remedial action work, site access and easements, conducting risk assessments, performing on-site clean-up operations at contamination sites, providing information and support services for all levels of regulatory compliance, providing tank site closure assessments and providing expertise for the state reimbursement programs, including the preparation and submittal of the various reimbursement application packages.

                  /bullet/ WATER AND SOIL ANALYSIS AND CONSULTING. The Company provides consultation, planning, and field sampling for organic and inorganic chemical, physical and biological parameters in drinking water, industrial and domestic wastewater, groundwater and surface water, soil and solid waste.

MARKETING

         The Company's marketing activities are conducted primarily by its full-time marketing and sales staff. Their activities include direct contact, seminars, literature, telemarketing and direct mail. The Company also utilizes outside marketing and sales consultants where it is deemed appropriate.

CUSTOMERS

         For the fiscal years ended March 31, 1996 and 1995, no one customer accounted for more than 10% of the Company's total consolidated revenues. A majority of the Company's client sites are located in Florida.

BACKLOG

         The Company does not have any backlog because its consulting services are performed when ordered.

COMPETITION

         The Company operates in highly competitive industries in which there are many companies with greater resources and facilities. Some of the Company's jobs require the availability of performance bonding and bid bonding. As of July 12, 1996, the Company has been able to obtain such bonding as needed, but no assurance can be given that the Company will be able to obtain such bonding in the future. Consequently, if such bonding were to become unavailable, the Company would likely be at a competitive disadvantage.

GOVERNMENT REGULATION

         The Company is subject to extensive and evolving government regulations administered by various state and federal agencies and authorities. In many respects, these regulations both govern the operation of the Company and contribute to the demand for its services. Although the Company's clients remain responsible by law for their environmental problems, the Company must comply with the requirements of those laws applicable to its services. The relevant laws and regulations that may affect the Company's operations include the U.S. Environmental Protection Agency regulations and state regulations regarding asbestos consulting, state regulations regarding professional engineering, professional geology, federal and state regulations governing the generation, treatment, transportation and disposal of hazardous wastes, the clean-up of hazardous waste sites and those governing workers in the workplace. Many of these areas are both relatively new and rapidly developing and, therefore, the Company cannot predict the extent to which the Company's operations may be affected by changes to enforcement policies applied pursuant to current laws or by the enactment of new environmental laws and regulations.

         The Company's operations are currently conducted under the following protocols and maintain the following certifications and/or accreditations:

         /bullet/ Florida Department of Business and Professional Regulation
                  ("DBPR") licenses individuals who practice as asbestos consultants, engineers, geologists and professional scientists. Certain Company employees are individually licensed by the DBPR. In addition recent legislation requires that all firms conducting asbestos consulting services are required to be licensed by the DBPR. The Company is licensed by the DBPR as an asbestos consulting services firm, a professional engineering firm and certified geology business.

         /bullet/ The National Institute of Standards and Technology's National
                  Voluntary Laboratory Accreditation Program ("NVLAP"). The Company maintains accreditation through NVLAP for both TEM and PLM. This accreditation program governs sampling protocol, analysis methodology, and quality control/quality assurance procedures.

         /bullet/ Florida Department of Health & Rehabilitative Services
                  ("HRS"). The Company is an HRS certified laboratory for the analysis of asbestos in drinking water.

         /bullet/ The Company is an HRS certified radon measurement business, has 2 HRS certified radon measurement specialists, and 3 HRS certified radon measurement technicians on staff.

         /bullet/ Florida Department of Environmental Protection ("DEP").  The
                  Company is regulated and follows an approved DEP Comprehensive Quality Assurance Plan that serves as a guide for all field sampling, analysis methodology, waste disposal and quality control for field and in-house work.

         /bullet/ NIOSH/OSHA. The Company's laboratory performs sampling and analysis utilizing approved NIOSH methodology and adheres to an in-house Health and Safety Plan that incorporates OSHA's health and safety standards.

         The Company provides a number of environmental consulting services, including the assessment and remediation of contaminated sites related to discharges of petroleum products from petroleum storage systems that are eligible for reimbursement of cleanup costs under the State of Florida's Inland Protection Trust Fund program (the "FIPT"). The Company enters into contracts from time to time with third parties for the purpose of funding such remediation work, subject to payment of a markup or handling fee to such funders. In the event the State of Florida were to determine that certain costs are not reimbursable, such contracts generally provide that the Company is required to bear all costs not reimbursed. There can be no assurance that the State of Florida will fully reimburse costs submitted in the Company's pending applications for reimbursement of costs.

         The State of Florida ceased the processing of applications for new work under the Petroleum Contamination Reimbursement Program under the FIPT with limited exceptions for certain active sites. In its place, the State of Florida has implemented, under the FIPT, a prioritized Petroleum Cleanup Program based upon pre-approved scope of work and costs.

         The Company has claims, as of June 18, 1996, submitted and pending submission totaling, net of reserves, of approximately $700,969 and $131,953, respectively, under the FIPT's prior program. As of June 18, 1996, the Company does not have any claims to be submitted under the new program.

INTELLECTUAL PROPERTY RIGHTS

         The Company does not have any copyrights, patents or trademarks, nor does it believe the absence of such intellectual property rights is likely to have a materially adverse impact on its business. However, in connection with its new computerized environmental management software, the Company is currently reviewing any potential copyright and trademark rights.

RESEARCH AND DEVELOPMENT

         For the fiscal years ended March 31, 1996 and 1995, the Company did not expend any funds on research and development activities.

ENVIRONMENTAL CONSIDERATIONS

         While it does not generate hazardous waste, the Company does, through its laboratories, handle potentially hazardous materials as samples submitted for analysis. These samples are disposed of under State-approved plans for the temporary storage, transport and disposal of such materials. All hazardous waste is stored in appropriate drums and packaged for shipping according to Federal Department of Transportation regulations to an approved waste disposal site by an approved hazardous waste hauler. The Company's cost of compliance with environmental laws and regulations is approximately $5,000 per year, primarily for hazardous waste disposal. See "Governmental Regulation", above, for a discussion of other environmental laws and regulations to which the Company is subject and the effects of compliance with such laws and regulations on the Company.

SEASONALITY

         The Company's revenues increase during the second quarter of each fiscal year, due to the work done for school district clients. This is the time of the year when schools are partly vacant and most remediation work is scheduled. Other than this item, there is no seasonality with respect to the Company's business.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The raw materials, including the chemicals and products used by the Company are believed by the Company to be in wide supply and available from a number of sources.

INFLATION

         Management believes that inflation does not materially affect the operations of the Company.

EMPLOYEES

         As of July 1, 1996, the Company employed 78 full-time employees. No employees are members of a collective bargaining unit under a union representation contract. Management believes its relations with its employees are good.

         (C)      ACQUISITION OF THE REMEDIATION DIVISION

         As discussed above, on July 8, 1996, the Company purchased American Remedial Technologies, Inc., a Florida corporation ("ART"), which was organized in 1994 for the purpose of providing environmental services and remediation of petroleum contaminated soil (the "Remediation Division"). ART operates a soil remediation facility in Lynwood, California, which is designed to service primarily Southern California's metropolitan areas. The 150,000 square feet totally enclosed indoor facility is the only currently licensed fixed base facility for thermal soil remediation in Los Angeles County, California. The facility is a multiple technology soil recycling operation designed to treat nonhazardous petroleum hydrocarbon contaminated soil. The thermal desorption system can process 50 tons of contaminated soil per hour and is capable of operating up to 24 hours per day, 7 days a week. ART received its permit to operate on December 26, 1995 and began full operations on January 2, 1996. Its permitted capacity approaches 20,000 tons per month. The acquisition of ART will involve the Company in thermal remediation, a natural outgrowth of its current environmental consulting and bioremediation activities.

         The soil treatment is performed using thermal desorption and enhanced bio-remediation technologies which are designed to effectively destroy and minimize hydrocarbon contamination and thus eliminate associated liability under federal and state anti-pollution laws. The ART facility was designed and built to the rigorous specifications and requirements of the California EPA, the Los Angeles Regional Water Quality Control Board, and the South Coast Air Quality Management District, as well as the City of Lynwood.

         ART is subject to extensive and evolving government regulations administered by various state and federal agencies and authorities. In many respects, these regulations both govern the operation of ART and contribute to the demand for its services. Although the ART's clients remain responsible by law for their environmental problems, ART must comply with the requirements of those laws applicable to its services. The relevant laws and regulations that may affect the ART's operations include the U.S. Environmental Protection Agency and state and local regulations.

         The environmental and resource recovery industry in the United States represents a market estimated at approximately U.S. $20 billion per year. In general, the market is divided between investigative/remediation design functions (consulting) and the actual clean-up operations (contracting or remediation). As the clean-up technology has increased in efficiency and effectiveness and many of the accumulated problems have been identified and defined, the market has shifted toward an increase in dollars spent with firms combining consulting and actual site remediation. Recovery and recycling is the fastest growing and largest sector of the environmental industry. As landfills and other limited disposal areas are depleted, the United States must find or develop alternatives for the beneficial re-use of waste streams and other products.

         Many consulting firms which already have relationships established with clients generated by successful completion of the investigative phase of a problem are typically in an excellent position to move forward into the actual remediation phase in a "turn-key" approach. Most consulting firms are, however, at best poorly equipped to carry out large scale remediation projects. Consequently, the natural synergy between the established market share of the consulting firm and the abilities to satisfy the market need of the contracting/remediation firm has lead to a trend toward consolidation of consulting and remediation companies.

         The national soil remediation market, a segment of the environmental and resource recovery market, is approximately U.S. $2 billion per year. ART is directly providing comprehensive services to this market through: (a) thermal treatment for remediation of petroleum contaminated soil, provided through its fixed-site facilities and plans for acquiring mobile units; and (b) plans for the thermal treatment for bio-solids, producing a fertilizer by-product.

         ART is marketing these services directly to multinational and national corporations in the following industry groups: oil companies; aerospace manufacturing; automobile industry; chemical manufacturing and distribution; local and state agencies; and electronics industry.

         ART offers its customers a "turn-key" solution to soil remediation, enhanced by the liability protection provided through the thermal remediation process contrasted with other less effective treatment methods or disposal options. Major generators of contaminated soil are aware of the staggering costs of litigation and remediation which have been incurred as they clean up their contaminated soils.

         (D)      DISCONTINUED OPERATIONS

         As discussed above, on April 3, 1996, ABC Cable Products, Inc. ("ABC") ceased operations and disposed of all of its operating assets. As such, the Company has treated the Cable Products Division as discontinued operations for all periods presented in this Form 10-KSB. The purchaser of the assets of ABC was ICX International, Inc. ("ICX"), who had been the major supplier to ABC for the past few years. There are no material relationships between ICX or its shareholders and the Company or any of its officers, directors, or control persons. The Company received at closing $550,000 cash and a promissory note in the amount of $1,000,000. The note, which is fully collateralized by certain irrevocable letters of credit, has payment dates of July 1, 1996 ($500,000), March 5, 1997 ($250,000) and September 5, 1997 ($250,000). The September 5, 1997
payment will automatically accelerate if certain of the underlying letters of credit are not renewed. In addition, at closing, ICX assumed certain liabilities of ABC aggregating $595,049. The July payment was received in a timely manner.

         The sale of ABC's operating assets and operations enabled the Company to concentrate its efforts in the area of environmental consulting, testing, engineering and remediation. In addition, the sale gave senior Company management additional financial resources, and time to focus on acquisitions in the environmental field, such as the purchase of ART, where it has ten years of experience.

         The activities of ABC included the distribution of wireless converter remote control units, and fiber optic transmitters and receivers. ABC introduced original cable television ("CATV") converter compatible control units to the cable television market during the latter part of 1986. These remote control units were designed to replace the CATV converter control supplied by the cable television system. ABC supplied most major multiple system operators (MSO) and CATV systems with remote control units. During September 1993, ABC shipped its first production fiber optic transmitters and receivers. The CBLinX(TM) family of optical transmitters and receivers was intended to be a cost effective alternative for providing limited channels of video and data within the CATV, telecommunications and security market places.

         ABC distributed dedicated remote control units manufactured principally by manufacturers in Korea and Hong Kong. ABC had no formal arrangements with either the Hong Kong or Korean manufacturer. ABC also had a written agreement with a United States company (ICX) for the manufacture of dedicated remote control units. In addition, the ABC distributed fiber optic transmitters and receivers manufactured by a third party in Austin, Texas under an informal arrangement with ABC. The currency in which products were acquired from foreign manufacturers was denominated in U.S. dollars.

ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company owns no real property. The Company leases 11,188 square feet of space for its executive offices, for its Miami laboratory facility, and for its Miami operating division. The lease is for a period of five years from February 1995 and provides for annual rentals of $128,662, subject to adjustment. The Company leases additional office space at five locations in Florida from non-affiliated third parties. None of the leases is of a material amount, nor would the Company be materially and adversely affected if it were necessary to relocate any of its offices. The Company believes that its facilities are adequate for its current operations.

ITEM 3.           LEGAL PROCEEDINGS.

         The Company is not a party to any litigation which is not incidental to its business and operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1996.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock trades on the SmallCap Market(R) of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ECOS. The quotations set forth below are inter-dealer quotations obtained from NASDAQ, do not reflect retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. For ease of presentation, all of these quotations have been adjusted for the one-for- four reverse stock split effective

December 29, 1995. The Company's Common Stock also began trading under the symbol EVE April 20, 1995 on the Freiverhehr (over-the-counter market) of the Berlin Stock Exchange, Berlin Germany.

         During the period from August 23, 1995 to December 26, 1995, the Company's Common Stock did not trade on the NASDAQ SmallCap Market(R).


    QUARTER ENDED               HIGH BID            LOW BID
    -------------               --------            -------
FISCAL 1996:
  March 31, 1996                $ 0.625             $ 0.25
  December 31, 1995             $ 0.625             $ 0.385
  September 30, 1995            $ 1.125             $ 0.25
  June 30, 1995                 $ 4.875             $ 0.875


FISCAL 1995:
  March 31, 1995                $ 3.00              $ 1.6252
  December 31, 1994             $ 6.133             $ 3.1108
  September 30, 1994            $ 7.00              $ 3.75
  June 30, 1994                 $ 6.00              $ 3.00

         The Company had 291 shareholders of record as of June 18, 1996 and believes there are approximately an additional 1,100 beneficial holders of its securities who hold such shares in "street" or nominee name.

DIVIDENDS

         The Company has not declared or paid any cash dividends on its Common Stock, and presently has no plans to do so.

         The Company's current policy is to retain all earnings, if any, for business use. The payment of cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon earnings, financial requirements of the Company and such other factors as the Board of Directors may deem relevant. Payment of dividends on Common Stock is subject to prior payment of accrued and unpaid dividends on outstanding shares of Preferred Stock.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLANS OF OPERATIONS.

RESULTS OF OPERATIONS

         On April 3, 1996, the Company disposed of the operating assets and ceased operations of ABC. Therefore, for all periods presented in this Form 10-KSB, the results of ABC have been shown as discontinued operations.

FISCAL 96 COMPARED TO FISCAL 95

         During the fiscal year ended March 31, 1996 ("Fiscal 96"), the Company experienced a net loss of $2,051,365 as compared to a loss of $4,732,301 for the fiscal year ended March 31, 1995 ("Fiscal 95"). The losses, which began in late 1993 and continued through March 31, 1996 are largely attributable to losses from the Company's former wet chemistry laboratory operations, losses from unprofitable offices, large increases in corporate overhead, and a general lack of sustained revenue growth. During Fiscal 1996, the Company utilized substantially all of its existing commercial lines of credit to finance its continued losses. Subsequent to March 31, 1996, the Company: settled its dispute with the Internal Revenue Service; executed a Composition Agreement with certain of its trade creditors; sold the operating assets of the Cable Products Division; completed a Regulation S stock offering, acquired American Remedial Technologies, Inc; and repaid its secured line of credit. These issues are discussed in greater detail below.

         The Company took certain significant cost saving actions during Fiscal 96 and Fiscal 95 and continues to do so, including significant labor reductions, restructuring of underperforming offices, closing of unprofitable offices, the sale of the unprofitable wet chemistry laboratories, reductions of corporate overhead and other measures. Although these cost savings measures have not yet returned the Company to profitability, management believes that the Company can return to sustained and profitable revenue growth, although no assurances can be given. While management continues to evaluate any additional cost saving measures, increased focus is on new marketing efforts to generate sustained revenue growth from existing offices. The Company has increased its marketing and sales staff, created new marketing programs and added additional marketing resources. In connection with the new marketing focus to increase revenue, the Company has broadened its service areas offered to clients. Appropriate additional senior professional staff have been added to give the Company the expertise needed to compete in these new services areas.

         The Company's revenue decreased from $9,276,301 for Fiscal 95 to $5,721,221 for Fiscal 96, a decrease of $3,555,080 or 38.3% However as a result of divesture of the wet chemistry laboratories, Fiscal 96 does not include any laboratory revenue, which for Fiscal 95 was $2,452,933. In addition, during Fiscal 96, the Company closed its Yonkers, New York office. As a result Fiscal 96 includes only $198,303 of revenue from this office as compared to $1,253,701 for Fiscal 95. Therefore, total comparable revenue decreased only $46,749 from $5,569,667 for Fiscal 95 to $5,522,918 for Fiscal 96. Pricing for the Company's services has not increased, and in many cases, due to competitive situations, has decreased, compared to the comparable period in Fiscal 95.

         Direct costs were $3,297,111 for Fiscal 96, representing a decrease of $2,994,697 or 47.6% from Fiscal 95. However, Fiscal 96 does not contain any laboratory direct costs, which in Fiscal 95 were $1,457,997. Direct costs related to consulting services decreased by $1,536,700 or 31.8% from $4,833,811 in Fiscal 95. Direct costs consist of all professional and technical labor, employee benefit costs together with other expenses directly related to the production of revenue on a project. Other direct costs include sub-contractors, suppliers and other revenue generating expenses.

         The Company's gross margin was 42.4% and 32.2% for Fiscal 96 and Fiscal 95, respectively. This increase in gross margin is directly attributable to the divestiture of the wet chemistry laboratories, the closing of unprofitable offices and other cost saving measures, including layoffs. In addition, better utilization of billable staff significantly contributed to the overall reduction of direct expenses. The

Company continues to review the current size and composition of its labor force together with all expenditures.

         General, administrative and other costs were $4,678,967 for Fiscal 96, a decrease of $3,135,969 or 40.1% from Fiscal 95. Fiscal 96 and Fiscal 95 include various non-recurring expenses totalling $1,325,987 and $1,933,183, respectively. Additionally, Fiscal 96 includes expenses of $143,340 for offices that have been closed, compared to $998,806 in Fiscal 95. Comparable general, administrative and other costs were $3,209,640 for Fiscal 96, a decrease of $1,673,307 or 34.3% from Fiscal 95 expenses of $4,882,947. Penalties and interest accrued to the Internal Revenue Service were approximately $59,000 for Fiscal 96 compared to $377,000 for Fiscal 95, a decrease of $318,000 or 84.4%. The balance of the decrease in expenses is a result of the cost savings measures that have been implemented and in particular, the elimination of various staff positions.

         In Fiscal 96, the Company paid a $151,766 finder's fee in connection with a Regulation S offering of the Company's preferred stock. The cashier's check in payment of the Regulation S offering was not honored by the bank, which denied its validity. The preferred stock certificate issued in this transaction was recovered and the Regulation S offering was voided. Although, the Company demanded repayment of the finder's fee it has not been returned, and in Fiscal 96 the Company expensed the full amount of the finder's fee.

         In May 1995, the Company divested itself of the laboratory operations of the Consulting Division. The purchaser bought all the assets and assumed essentially all operating liabilities of the laboratory operations. The Company had, since March 1995, been planning to sell or liquidate its laboratory operations and therefore provided for a reserve of $1,030,736 in Fiscal 95. The purchaser was to provide the Company with free lab services valued at $100,000 and remit, out of the purchased receivables, $143,000 to the Company's secured creditor to reduce the Company's outstanding loan. During Fiscal 96, the purchaser provided the Company with free laboratory services valued at $62,147 and remitted $40,907 to reduce the Company's outstanding loan. Subsequently, the purchaser filed for protection under Chapter 11 of the United States Bankruptcy Code. While the Company continues to pursue all legal rights and attempts to enforce its secured position it has provided an additional loss reserve of $198,997 in Fiscal 96.

         During Fiscal 96, the Company reviewed the collectability of receivables due under the FIPT. As a result of this review, the Company took reserves for potential unallowed claims, present value discounts on long term receivables, and actual denials aggregating $345,706. In connection with the closing of the Company's Yonkers, New York office all tangible and intangible assets related to this office were either fully reserved or written-off resulting in a non-recurring expense of $629,518 during Fiscal 96.

         The operating loss for Fiscal 96 was $2,254,857 a decrease of $2,575,586 or 53.3% from the Fiscal 95 operating loss of $4,830,443. During Fiscal 96, due to the extensive use of the Company's lines of credit and the additional funding of receivables due under the FIPT, the Company incurred $246,122 of interest expense as compared to $139,777 in Fiscal 95, an increase of $106,345 or 76.1%. Interest income increased $42,351 from $16,083 for Fiscal 95 to $58,434 for Fiscal 96. The increase was due to the amortization of the present value discount for receivables due under the FIPT.

         The loss before income taxes and discontinued operations of $2,368,808 for Fiscal 96 was $2,594,502, or 52.3%, less then the $4,963,310 loss for Fiscal 95 and can be broken down as follows:

                                            FISCAL 96           FISCAL 95
                                          ------------        -----------
Income (loss) from
 operating offices(1)                     $   774,977         $  (231,988)
Corporate overhead                         (1,891,235)         (2,798,139)
                                           ----------          ----------
                                           (1,116,258)         (3,030,127)
Non recurring expenses                     (1,325,987)         (1,933,183)
                                           ----------          ----------
         Loss before income taxes
          and discontinued operations     $(2,442,245)        $(4,963,310)
                                           ==========          ==========
- - --------
(1)      Includes income from continuing and closed offices.

         During Fiscal 96, the operating offices generated a $774,977 profit, an increase of $1,006,965 or 434.1% over the net loss generated in Fiscal 95. Of this increase, the closing of unprofitable operations accounted for $504,499 and improvements in the results from continuing offices accounted for $502,466. The $906,904 or 32.4% savings in corporate overhead resulted from management's previously described cost saving programs.

         Income from discontinued operations increased by $159,871 to $390,880 in Fiscal 96 from $231,009 in Fiscal 95. Revenue from discontinued operations increased by $1,614,873 to $5,515,622 in Fiscal 96. Gross margin remained decreased from 27.2% in Fiscal 95 to 23.1% in Fiscal 96. The increase in net income from discontinued operations was attributable to revenue growth. The net loss of $2,051,365 for Fiscal 96 was $2,680,936 or 56.7% less than the $4,732,301 loss in Fiscal 95.

FISCAL 95 COMPARED TO FISCAL 94

         The Company generated total revenues for Fiscal 95 of $9,276,301, as compared to $6,728,495 for the year ended March 31, 1994 ("Fiscal 94") representing an increase of $2,547,806 or approximately 37.9%. Some of this increase is attributed to the acquisition of ECI in October 1993. The acquisition enhanced the ability of the Consulting Division to market new consulting and laboratory services to new and current clients in additional and existing geographical areas. Because the Company allocated certain of its contracts and workload from existing offices to acquired offices, a comparison of increases in revenue among existing and acquired offices is not believed by management to be meaningful. The ECI acquisition did not result in any geographical overlap between existing and newly acquired offices and enabled the Company to expand its geographical base outside the State of Florida, where previously 100% of revenue was generated.

         Substantially all revenue growth in Fiscal 95 over Fiscal 1994 was attributable to increased number and size of contracts. Laboratory revenue nominally remained flat between Fiscal 95 and 94, but since the mid-Fiscal 94 ECI acquisition added a new laboratory, laboratory revenue should have shown an increase. However, pricing for laboratory services had decreased. This inability to increase or maintain laboratory revenue as well as high labor and administrative costs of maintaining a laboratory led to the laboratory divestiture decision.

         Direct costs were $6,291,808 for Fiscal 95, representing an increase of $1,910,542 or 43.6% over Fiscal 94. Direct costs consist of all professional and technical labor, employee benefit costs together with other expenses directly related to the production of revenue on a project. Other direct costs include sub-contractors, supplies and other revenue generating expenses. The increase in direct labor and benefit expenses is directly related to the increase in the level of activity and increase in revenue generated. Subcontractor expenses increased from Fiscal 94 to Fiscal 95 due to the different nature of new services performed. Specifically, the Under Ground Storage Tanks and Hazardous Materials practices utilize subcontractors to perform general contacting services that the Company did not perform in Fiscal
94. For Fiscal 95 sub-contractor expenses were approximately $1,715,000 as compared to approximately $852,000 in Fiscal 94, an increase of $863,000 or 101.3%.

         Fiscal 95 gross margin was $2,984,493, or 32.2%, compared to $2,347,228, or 34.9%, for Fiscal 94. Gross margin in dollar terms increased $637,265; however the gross margin percentage decreased 2.7% due to inefficiencies inherit in the hiring and training of new personnel and the increase in supervisory staff which were not fully offset by an increase in revenue.

         General, administrative and other costs for Fiscals 95 and 94 were $7,814,936 and $2,859,431, respectively, representing an increase of $4,955,505, or 173.3%. During Fiscal 95, the Company wrote off $113,794 of costs and fees associated with attempted investments and acquisitions. In addition, in Fiscal 95, the Company established a $423,424 reserve for potentially uncollectible administrative fees and expenses claimed in Enviropact, Inc.'s bankruptcy proceedings. As part of its periodic review of goodwill, in Fiscal 95 the Company wrote off goodwill in the amount $365,229. In connection with the May 1995 divestiture of its laboratory operations, in Fiscal 95 the Company established a $1,030,736 revaluation reserve.

         The balance of the increase in general, administrative and other costs of $3,022,322 is attributable to numerous factors. General and administrative costs increased, as compared to the prior year, due to the mid-Fiscal 94 acquisition of ECI, increased administrative costs associated with the laboratories and other operating costs. Senior administrative and marketing staff were also added during Fiscal 95 in order to staff the newly acquired offices and in order to accommodate proposed future expansion plans. Depreciation and amortization increased by $223,260 or 84.8% to $486,530 in Fiscal 95. Penalties and other expenses accrued to the Internal Revenue Service were $377,350 in Fiscal 95 as compared to $45,801 in Fiscal 94, an increase of $331,549 or 723.9%.

         During Fiscal 95, due to the extensive use of the Company's lines of credit, the Company incurred $123,694 of interest expense as compared to $20,005 in Fiscal 94, an increase of $103,689 or 518.3%.

         Although the Company's total revenues increased, as described above, due to increased costs, particularly general, administrative and other operating costs, the Company's loss before income taxes and discontinued operations increased $4,430,370 or 831.3% from $532,940 in Fiscal 94 to $4,963,310 in
Fiscal 95. Income from discontinued operations increased by $79,446 to $231,009 in Fiscal 95 from $151,563 in Fiscal 94.

         Net loss of $4,732,301 for Fiscal 95 was a $4,350,924 increase over the Fiscal 94 loss of $381,377.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital ratio decreased slightly to .54 at March 31, 1996 from .55 at March 31, 1995. The decrease is primarily attributable to the significant losses, the use of working capital to fund said losses and the Company's drawing down on its lines of credit. As of March 31, 1996, the Company had a net working capital deficit of $2,206,090, an increase in the deficit of $65,095 from net working capital deficit of $2,140,995 as of March 31, 1995.

         Net cash decreased during Fiscal 96 by $122,622 compared to a decrease during Fiscal 95 of $21,722. Cash used by continuing operations was $1,059,102 and $744,402, respectively, in Fiscals 96 and 95. Cash provided by discontinued operations was $41,794 and $176,036, respectively in Fiscals 96 and 95. The net cash used by operating activities in Fiscal 96 of $1,017,308 utilized significantly all the Company's lines of credit and working capital. During Fiscal 96, the Company's lines of credit were drawn down to provide capital to fund operations. Due to the continuing operational cash drain in Fiscal 96, the Company reduced cash used for investing activities. Purchases of equipment were reduced from Fiscal 95 by $283,337 to $54,754 in Fiscal 96. Management believes that in the year ending March 31, 1997, it must slightly increase equipment purchases to remain competitive in the marketplace. However, it does not foresee increasing expenditures to the previous level of Fiscal 95.

         On July 8, 1996, the Company completed a Regulation S stock offering. The offering involved a sale of 9,000,000 shares of Common Stock at an offering price of $.90 per share generating gross proceeds to the Company of $8,100,000. The offshore placement agent (the "Placement Agent") handling the offering entered into an agency agreement which provided for a cash management and selling fee aggregating $607,500, or 7.5% of the gross proceeds. In addition, the Placement Agent received broker warrants to purchase 630,000 shares of Common Stock, exercisable at $1.00 per share until July 8, 1998 and was reimbursed for out of pocket expenses of approximately $140,000. Thus, net cash proceeds to the Company in connection with this offering were approximately $7,352,500.

         On July 8, 1996, the Company acquired all the outstanding stock of American Remedial Technologies, Inc. ("ART"). ART operates a soil remediation facility in Lynwood, California. This facility is the only currently licensed fixed base facility for thermal soil remediation in Los Angeles County, California. The acquisition of ART will involve the Company in thermal remediation, a natural outgrowth of its current environmental consulting and remediation activities. The purchase price of ART consisted of cash payment of $6,000,000, the issuance of 3,000,000 shares of unregistered Common Stock and the issuance of 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible, commencing after March 31, 1997, subject to an earn-out formula, up to a maximum of 10,000,000 shares of Common Stock.

         In July 1994, the Company established a $2,500,000 subordinated line of credit with Strategica Capital Corporation ("Strategica"). This line of credit bore interest at 15% and was secured by a first lien on all the assets of the Company, including its subsidiaries. At March 31, 1996, the Company was not in compliance with certain of the covenants of the Strategica line of credit. The covenants contained provisions regarding certain operating ratios, solvency ratios, material adverse changes, and other matters. On July 12, 1996, the Company repaid the outstanding loan balance under the Strategica line of credit.

         In June 1996, the Consulting Division and the IRS completed an Offer in Compromise Agreement settling all outstanding issues and disputes. In connection with the settlement the Consulting Division paid the IRS an aggregate of $350,000 and agreed to waive certain net operating tax loss carryforwards. The net operating loss carryforwards waived would have been available to offset future taxable income. As a direct result of this settlement, in June 1996, the Company recorded a gain of approximately $950,000, net of professional fees and costs. The Company, including the Consulting Division, has no other outstanding disputes with the IRS or delinquent payroll taxes.

         In April 1996, ABC Cable Products, Inc., a wholly owned subsidiary, ceased operation and disposed of all of its operating assets for an aggregate of $1,550,000 in cash and a promissory note and the assumption of $595,049 of liabilities. In April 1996, the Company recorded a gain of $510,961, net of costs associated with the transaction, on the sale of its Cable Products Division. ABC received at closing $550,000 cash and a promissory note in the amount of $1,000,000. The note, which is fully collateralized by certain irrevocable letters of credit, has payment dates of July 1, 1996 ($500,000), March 5, 1997 ($250,000) and September 5, 1997 ($250,000). The September 5, 1997
payment will automatically accelerate if certain of the underlying letters of credit are not renewed. The July 1, 1996 payment was received on time and was used to reduce the then outstanding balance of the Strategica line of credit.

         In April 1996, the Company executed a Composition Agreement with certain of its trade creditors. The Company, due to its limited cash flow situation, began negotiating with these creditors in September 1995. These creditors formed an Informal Creditors Committee, who hired both legal and accounting professionals. Negotiations were finalized in April 1996, with over 75% of the creditors accepting a payout of $.20 for each $1.00 of their allowed claim. The payout was made in April 1996 from funds that the Company had previously put into escrow. In April 1996, the Company recorded a benefit, net of expenses, of approximately $313,000 related to these completed vendor settlements.

         In May 1995, the Company divested itself of the wet chemistry laboratory operations of the Consulting Division. The Company still has certain contingent obligations regarding its former laboratories' leases and loans which aggregate approximately $20,000.

         During Fiscal 96 and Fiscal 95 the Company issued 89,000 and 19,186 shares of Common Stock, respectively, in payment of $40,500 and $72,001 for services rendered.

         The Company continues to review all current operations and assets for potential reorganizations, sale or liquidation in order to raise additional capital or lower costs.

         In addition to the Strategica line of credit, in June 1994, the Company entered into a consulting agreement with Strategica to provide certain advisory services. Fees due under the consulting agreement, which expires in June 1999 are payable at the Company's option at either $8,000 per month or $4,000 and 13,334 shares of Common Stock per month. In Fiscal 96, the Company issued an aggregate 80,000 shares to Strategica in lieu of full cash payments. In addition, Strategica was issued warrants to purchase 175,000 shares of Common Stock and warrants to purchase 761,731 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible into 2,285,193 shares of Common Stock. The Common Stock warrants are exercisable at $2.70 per share until the year 1999, subject to certain extension provisions. The Series A Preferred Stock warrants are exercisable at a floating ten day trailing average of bid and ask prices for the Company's Common Stock up to a maximum of $2.70 per share of Common Stock until the year 1999, subject to certain extension provisions.

         The Company sold receivables, which for financial reporting purposes has been reported as a borrowing transaction, aggregating $866,205, eligible for reimbursement under the FIPT. Under two similar master funding and indemnification agreements, Sirrom Resource Funding, L.L.C. and its affiliates ("Sirrom") have lent $347,489 to the Company via the funding of eligible receivables. The agreements provide that in the event Sirrom is not reimbursed within 24 months of an advance, the Company is obligated to repurchase the receivable. This obligation is presented as a note payable in the accompanying financial statements. Sirrom agreed to provide advances, from time to time, of up to $650,000 through March 1997. As of March 31, 1996, the Company had approximately $235,000 of available credit under such agreements. The Company maintains a cash escrow for the benefit of Sirrom in the event of a reimbursement shortfall. If the shortfall exceeds the escrow amount, the Company must pay Sirrom within 15 days of notification.

         The Company also entered into subcontractor finance agreements with Environmental Corporation of America, Inc. ("ECA") and Tier Environmental Services, Inc. ("Tier"). Under these agreements ECA and Tier have funded $380,753 and $137,963, respectively of receivables eligible for reimbursement under the FIPT. Under these agreements, the Company must prepay interest for 12 months based on the published prime rate at the time of funding. Also, at the time of funding the Company must prepay additional interest at a rate of 5% to a reserve account for months 13 through 18. If reimbursement from the FIPT takes more than 18 months, then interest must be prepaid on a quarterly basis at the rate of prime plus 3%. The Company is liable to ECA and Tier for any reimbursement denials. The Company must pay any denied reimbursements within 10 days of notification.

         The Company continues to monitor the recent governmental activities in Florida with respect to changes in the FIPT, see, "Item 1 Description of Business - Governmental Regulation", above. In Fiscal 96 and 95 approximately 5% and 7%, respectively, of the Company's business was related to the FIPT. As of March 31, 1996, the Company had claims submitted and pending submission to the FIPT totaling, net of reserves, $700,969 and $131,953, respectively.

         During Fiscal 96, the Company utilized significantly all of its current lines of credit, including most of the credit available under the master funding and indemnification agreement and substantially all of its subordinated line of credit. These lines were utilized to finance the operational losses and fund the FIPT receivables. As of March 31, 1996, the Company had approximately no additional availability under its lines of credit. Availability under the Company's Strategica line of credit is based upon eligibility and other conditions of the Company's accounts receivable. As of March 31, 1996, the Company had approximately $235,000 of available credit under its funding agreements for receivables under the FIPT.

         In October 1994, the Company completed a placement of its shares under Regulation S. Pursuant to the placement, the Company issued 750,000 shares of common stock in exchange for notes receivable in the amount of $2,250,000. As of March 31, 1995 no funds had been paid on the notes receivable. Accordingly, as of March 31, 1995, the Company recorded the issuance of the 750,000 shares at no value and excluded the shares from earnings per share calculations. In August 1995, in connection with a settlement of the notes receivable, the Company agreed to revise the purchase price per share of the stock sold from $3.00 to approximately $.96 and reduce the number of shares purchased to 625,000. In addition, the Company issued, at a price of $1.91 per unit, 249,745 units pursuant to Regulation S, each unit consisting of one share of Series A Preferred Stock and 2.5 shares of Common Stock. Prior to March 31, 1996, all of the Series A Preferred Stock had been converted into Common Stock. The overall effect of this settlement is that the Company issued 1,998,597 shares of Common Stock at a purchase price of $976,500 or approximately $.49 per share. The Company incurred costs and fees totalling approximately $351,000 in association with these series of transactions.

         The Company received a portion of the proceeds in the form of marketable securities and other assets. During the year ended March 31, 1996, the Company sold a portion of the marketable securities and generated net cash proceeds of $150,000.

         Other than previously discussed above, the Company has no material commitments for capital expenditures.

         Subsequent to March 31, 1996, the Company sold the operating assets of the Cable Products Division, executed a Composition Agreement with certain of its trade creditors and settled its delinquent payroll taxes matter with the IRS. In addition, the Company completed a Regulation S stock offering. A substantial portion of the net proceeds from the stock offering were used to acquire all of the outstanding stock of ART and repay the outstanding balance of the Strategica line of credit. The Company intends to fund its current operations from a combination of cash on hand, cash generated from operations, a potential sale of new equity, new lines of credit or other sources of debt funding. Although these sources of capital are expected to fund the Company's current operations through March 31, 1997 unless the Company returns to profitability, or develops these additional equity or debt sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for such new equity or debt sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

ITEM 7.           FINANCIAL STATEMENTS.

         The Company's audited consolidated financial statements immediately follow the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company as of July 12, 1996 are as follows:

                                                                            IN OFFICE
          NAME               AGE              POSITION(S)                     SINCE
- - --------------------         ---    ----------------------------------      ---------
Dr. Charles C. Evans         39     Chairman of the Board of Directors        1993
Enrique A. Tomeu             41     President, Chief Executive Officer        1996
                                    and Director
Scott E. Salpeter            37     Vice President, Treasurer, Chief          1993
                                    Financial Officer and Director
Kelly Evans                  35     Secretary, Chief Administrative           1993
                                    Officer and Director
Leon S. Eplan                67     Director                                  1993
Richard D. Salpeter          59     Director                                  1993
Wendell R. Anderson          63     Director                                  1994

         As indicated below, the following have been nominated to become an executive officer and Series B Preferred Stock directors of the Company effective July 16, 1996:


          NAME               AGE              POSITION
- - -------------------------    ---    ------------------
David C. Langle              46     Chief Financial Officer
Enrique J. Tomeu, Sr.        63     Director
John B. McCracken            50     Director
Tony Contreras               45     Director
Robert J. Underbrink         35     Director
Carlos M. Vergara            34     Director

BUSINESS EXPERIENCE:

         DR. CHARLES C. EVANS joined the Company as Chairman of the Board of Directors in January 1993. Until March 1995, Dr. Evans served as the President and Chief Executive Officer of the Company, and also as the President of Evans Environmental. Since 1986 and until March 1995 Dr. Evans had been continuously employed as President of one or more of Evans Environmental's subsidiaries.

         ENRIQUE A. TOMEU became a member of the board in July 1996, at which time he was elected President and Chief Executive Officer. Mr. Tomeu was the sole owner and founder of ART and has over 15 years of experience in construction and environmental industries. Since July 1991 he has owned and been a principal of several construction, fertilizer, chemical manufacturing, entertainment, and agribusiness companies located principally in Florida and South America. Mr. Tomeu attended the University of Florida and General Motors Institute.

         SCOTT E. SALPETER became a member of the Board in January 1993, at which time he was elected Treasurer and Chief Financial Officer. He became Vice President in September 1993. Mr. Salpeter also serves on the Board's Compensation Committee. From 1989 through 1992, Mr. Salpeter was the chief financial officer of Alco International Group, Inc., a public company then primarily engaged in marine transportation. From 1988 through 1991, he was the company secretary of Keller Industries Limited, a public company engaged in the business of pipeline rehabilitation. Mr. Salpeter also serves as a business consultant to various other companies, a business in which he has been engaged since 1987. Mr. Salpeter was an officer of Nova Distributing Co., Inc. ("Nova"), a paper goods and chemical distributor, beginning in November 1990. In June 1992, Nova filed a petition for relief under the federal bankruptcy laws, and the proceeding was converted to a liquidation proceeding under Chapter 7 of the Bankruptcy Code in March 1993.

         KELLY EVANS is the Secretary, Chief Administrative Officer and a director of the Company. She has served as Secretary and Chief Administrative Officer since January 26, 1993, and as a director since April 1993. Ms. Evans has been employed as the Chief Administrative Officer of Evans Environmental on a full-time basis since 1987. Ms. Evans also serves as the Chairperson of the Compensation Committee of the Board of Directors.

         LEON S. EPLAN has been a member of the Board since April 1993. Mr. Eplan also serves on the Audit Committee of the Board of Directors. In addition, he has been the Commissioner of Planning and Development of the City of Atlanta since October 1991, and currently is assisting it in its preparations for the 1996 Summer Olympic Games. In addition, Mr. Eplan is a part-time professor at the Graduate School of Planning at the Georgia Institute of Technology. For over 13 years prior to October 1991, Mr. Eplan had been employed by Leon S. Eplan & Associates, an urban planning consulting firm of which he was the principal.

         RICHARD D. SALPETER was appointed to the Board in January 1993. Mr. Salpeter also serves on the Compensation and Audit Committees of the Board of Directors. Mr. Salpeter has been the president and a director of Joshua Management, Inc., a management consulting firm, from 1987 until June 30, 1995 and was the president and a director of Nova from November 1990 until March 1993. In June 1992, Nova filed a petition for relief under the federal bankruptcy laws, and the proceeding was converted to a liquidation proceeding under Chapter 7 of the Bankruptcy Code in March 1993.

         WENDELL R. ANDERSON was appointed to the Board in 1994. He has been Of Counsel to the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd., based in Minnesota, since 1979. He also serves as a director of the following public companies: Fingerhut Corp. (since 1991), National City Bank Corporation (since
1981) and Super Mail International (since 1994).

         DAVID C. LANGLE has 16 years of experience in Public and Private Accounting and Business Management. Prior to his employment with American Remedial, Mr. Langle served in various senior management capacities as Vice President, Chief Financial Officer and Director for two Florida based Nasdaq listed public companies, Solar Financial Services, Inc. (1993 to 1995) and Frenchtex, Inc. (1991 to 1993). During Mr. Langle's tenure at Frenchtex, he also served as Financial Director and Acting General Manager of the Company's European manufacturing subsidiary. From 1982 to 1991, Mr. Langle was employed by the Miami office of Spicer & Oppenheim, CPA's, an international accounting and consulting firm where he completed his tenure as an Audit Partner. His educational background includes a BS in Accounting and Business Administration from the University of Illinois at Chicago and he maintains professional registration as a Certified Public Accountant in the State of Florida

         ENRIQUE J. TOMEU (SENIOR) has owned and operated fertilizer and chemical plants for over 35 years. He is currently a principal in several fertilizer trading and plant operations in four countries in North and South America. Mr. Tomeu has built six fertilizer bulk blending plants. He founded, operated and sold companies in the agri-business, trucking and mining industries, in the last four decades. Mr. Tomeu has served on the Board of Directors of Flagship Bank and Suburban Bank Shares.

         JOHN B. MCCRACKEN is a graduate of Tufts University and of Vanderbilt University School of Law. He is a member of the Florida Bar and a partner in the law firm of Jones, Foster, Johnston & Stubbs, P.A. in West Palm Beach, Florida. His areas of practice are corporate, real estate, and estate planning. Mr. McCracken has served as president of the Palm Beach County Bar Association and as president of the Young Lawyers Section of the Palm Beach County Bar Association. He has also twice served as chairman of the Florida Bar Grievance (disciplinary) Committee and as a member of the Board of Governors of the Young Lawyers Section of the Florida Bar. He has served as commissioner of the Port of Palm Beach, chairman of the Young Friends of St. Mary's Hospital, and as Senior Warden of Holy Trinity Episcopal Church.

         TONY CONTRERAS joined Sugar Cane Growers Cooperative of Florida in 1984 and is currently the Vice President of Marketing and Legislative Affairs. Prior to joining the cooperative, Mr. Contreras spent 11 years in the sugar division of Gulf Western Industries, Inc. Mr. Contreras is also on the Board of Directors and the Executive Committee of Florida Sugar Marketing & Terminal Assn. He is past president and currently a Director of the Florida Molasses Exchange, Inc. Mr. Contreras is a past director of the Florida Sugar Cane League. Mr. Contreras is a graduate of the University of Miami where he obtained his Bachelor's degree in Business Administration. He has a Masters' degree in International Marketing from Thunderbird Graduate School of International Management at Glendale, Arizona.

         ROBERT J. UNDERBRINK is general manager of King Ranch-Florida, an agribusiness division of King Ranch, Kingsville, Texas. Mr. Underbrink started with King Ranch in 1984 and was promoted to general manager of the operation in 1987. King Ranch grows sugar cane and grows and markets sod at the Florida firm, and Mr. Underbrink directs and manages all activities of the operation. Mr. Underbrink also manages and directs the operations of W Citrus Limited Partnership which owns citrus groves located in various areas in Florida. Mr. Underbrink earned a Bachelor of Science degree in Agricultural Business from Texas A & I University, Kingsville, Texas. Mr. Underbrink serves on the Board of Directors of Sugar Cane Growers Cooperative of Florida and is Treasurer of the Florida Rice Council, Inc.

         CARLOS M. VERGARA graduated with a degree in Political Science from the American College in Paris. He is currently the President of Gargrove, Inc., Chairman of the Board of Kakaho Corporation, and majority stockholder in a 1300 acre citrus grove located in Vero Beach, Florida. Mr. Vergara is a partner in Sovereign Capital Group, Coral Gables, Florida a registered SEC investment advisory company. Previously he was Executive Vice President of Totalbank Leasing Corp., of Miami Florida.

         Directors are elected annually at the Company's annual shareholders' meeting. Each director of the Company serves until his successor is elected and qualified or until the earlier of death, resignation, removal or disqualification of the director. The officers are elected annually by the directors.

         Dr. Charles C. Evans and Kelly Evans are brother and sister.  Richard
D. Salpeter and Scott E. Salpeter are father and son, respectively. Enrique A. Tomeu and Enrique J. Tomeu, Sr. are father and son. Enrique A. Tomeu, Carlos Vergara and Tony Contreras are brothers-in-law. Carlos Vergara and Tony Contreras are the son-in-laws of Enrique J. Tomeu, Sr. Other than the foregoing, there are no family relationships between or among any of the directors or executive officers of the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has established a Compensation Committee, of which Mr. Richard Salpeter, Mr. Scott Salpeter and Ms. Kelly Evans are members. The functions of the Compensation Committee are to review and approve annual salaries and bonuses for all executive officers and review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, including the granting of stock options pursuant to the Company's stock option plans. The chairman of the Compensation Committee is Ms. Kelly Evans. The Board of Directors has also established an Audit Committee of which Mr. Richard Salpeter and Mr. Leon S. Eplan are members. The functions of the Audit Committee are to oversee the Company's Chief Financial Officer, meet periodically with the Company's outside auditors, and generally be responsible for the Company's financial and accounting policies.

SECTION 16(A) REPORTS

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file forms of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. The Company does not know of any such forms were required to be filed during or for the year ended March 31, 1996 except that Dr. Charles Evans, Scott Salpeter, Kelly Evans, Richard Salpeter, Leon Eplan and Wendell Anderson did not file any Forms 4 or Forms 5 with respect to 2,500, 3,750, 5,000, 5,000, 3,750 and 2,500 options, respectively, which they received during Fiscal 96.

ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended March 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer, the only employee whose aggregate compensation exceeded $100,000 for the fiscal year ended March 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM
                                                                  COMPENSATION
                                                               ---------------------
                                    ANNUAL COMPENSATION               AWARDS
                                ---------------------------    ---------------------
            NAME AND                                           SECURITIES UNDERLYING
       PRINCIPAL POSITION        YEAR     SALARY     BONUS         OPTIONS
- - -----------------------------    ----    --------    -----     ---------------------
John C. "Jack" Reynolds,         1996    $164,500      $0            200,000
  Interim President and Chief    1995      $7,000      $0             31,250
  Executive Officer(1)           1994          $0      $0                  0

- - --------
(1) John C. "Jack" Reynolds was employed as Interim President through July 11, 1996 pursuant to a consulting arrangement with Quintero. None of the above compensation was paid to Mr. Reynolds. All compensation payments and option issuances were made to directly Quintero. Mr. Reynolds is not a shareholder, officer or director of Quintero.

                        OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning options granted during the 1996 fiscal year for the person named in the Summary Compensation Table.

                                                   PERCENT OF
                                  NUMBER OF       TOTAL OPTIONS
                                  SECURITIES       GRANTED TO       EXERCISE
                                  UNDERLYING      EMPLOYEES IN      OR BASE       EXPIRATION
            NAME               OPTIONS GRANTED     FISCAL YEAR    PRICE ($/SH)       DATE
- - --------------------------     ---------------    -------------   ------------    ----------
John C. "Jack"  Reynolds (1)        200,000            63%         $0.29-$0.31   Sept 13, 1997
- - --------

(1) John C. "Jack" Reynolds was employed as Interim President through July 11, 1996 pursuant to a consulting arrangement with Quintero. None of the above options were issued to Mr. Reynolds, but were issued directly to Quintero. Mr. Reynolds is not a shareholder, officer or director of Quintero.

                           AGGREGATED OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth information concerning the value of unexercised stock options at the end of the 1996 fiscal year for the person named in the Summary Compensation Table.

                                                                                               VALUE OF
                                                             NUMBER OF SECURITIES             UNEXERCISED
                                                            UNDERLYING UNEXERCISED           IN-THE-MONEY
                                SHARES                            OPTIONS AT               OPTIONS AT FISCAL
                              ACQUIRED ON      VALUE            FISCAL YEAR END              YEAR END ($)
             NAME              EXERCISE      REALIZED     EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
- - -------------------------     -----------    --------     -------------------------    -------------------------
John C. "Jack" Reynolds(1)         0             0              231,250 / 0                  $77,469 / $0

- - --------
(1)      John C. "Jack" Reynolds was employed as Interim President through
         July 11, 1996 pursuant to a consulting arrangement with Quintero.
         None of the above options were issued to Mr. Reynolds, but were issued directly to Quintero. Mr. Reynolds is not a shareholder, officer or director of Quintero.

COMPENSATION ARRANGEMENTS

         EMPLOYMENT AGREEMENT

         Enrique A. Tomeu is employed as the Chief Executive Officer and President of Evans Environmental pursuant to a four year employment agreement dated as of July 8, 1996. As compensation thereunder, Mr. Tomeu is entitled to receive an annual salary of $150,000; a luxury automobile; a $900 per month non-accountable expense allowance; an expense account for business travel and other expenses; six weeks' paid vacation annually; health insurance for himself and his family; and a $3,000,000 life insurance policy on his life payable to his designees. In addition, Mr. Tomeu may be entitled to a bonus based on the performance of the Company, at the discretion of the Board of Directors. Upon termination of his employment with the Company by virtue of his involuntary resignation, permanent disability (as defined in the agreement) or dismissal for other than cause (as defined in the agreement), Mr. Tomeu is entitled to convert any Series B Convertible Preferred Stock which he then may own to Common Stock as though the applicable earnouts had been earned. As a part of his employment agreement, Mr. Tomeu has agreed not to compete with the Company's business for a period of one year following his voluntary resignation or the termination of his employment for cause.

         Effective July 3, 1996, Dr. Evans has been employed by the Company pursuant to a new three year employment agreement and a new three year consulting agreement. The new employment agreement provides for an annual salary of $24,000; a $500 auto allowance; an expense account for business travel and other expenses; and eight weeks' paid vacation annually. The consulting agreement provides for annual fees of $50,000 and an expense account for business travel and other expenses. In addition, Dr. Evans may be entitled to a bonus based on the performance of the Company at the discretion of the Board of Directors. Dr. Evans has agreed not to compete with the Company's business for a period of one year following his voluntary resignation or the termination of his employment with the Company for cause.

         John C. "Jack" Reynolds was employed as Interim President through July 11, 1996 pursuant to a consulting arrangement with Quintero. In consideration for these services, Quintero received a weekly payment of $3,500 and options to purchase 31,250 shares of Common Stock, to be awarded in advance each quarter. In addition, Quintero was reimbursed for all reasonable and necessary out-of-pocket expenses. The Agreement has been cancelled effective July 28, 1996. Mr. Reynolds is not a shareholder, officer or director of Quintero.

         COMPENSATION OF DIRECTORS

         Each director who is not an executive officer or employee of the Company is entitled to a fee of $500 per meeting. Further, for serving on the Board of Directors, directors received mandatory stock option grants under the 1993 Stock Option Plan and are entitled to additional compensation duly authorized by the Board of Directors.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

         The following table sets forth certain information, as of July 12, 1996, regarding the Company's Common Stock and Series B Convertible Preferred Stock owned of record or beneficially by (i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock or Series B Convertible Preferred Stock, (ii) each director and executive officer (iii) each person nominated to become a director or executive officer and (iv) all directors, executive officers, and nominees as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.

         In accordance with Rule 13d-3, promulgated under the Exchange Act, shares that are not outstanding but that are issuable upon exercise of outstanding options, warrants, rights or conversion privileges within 60 days or are otherwise required by Rule 13d-3 to be included have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person owning such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person. As of July 12, 1996, there were 16,740,126 and 1,000,000 shares of Common Stock and Series B Convertible Preferred Stock issued and outstanding, respectively.



                                           COMMON STOCK                         PREFERRED STOCK
                                       --------------------                   -------------------
                                       AMOUNT AND NATURE OF      % OF         AMOUNT AND NATURE OF      % OF
       NAME AND ADDRESS                BENEFICIAL OWNERSHIP      CLASS        BENEFICIAL OWNERSHIP      CLASS
- - -------------------------------        --------------------     -------       --------------------     ------
Enrique A. Tomeu (1)                       8,233,650             35.68%            633,365              63.34%
1000 Southern Blvd., Ste 300
West Palm Beach, Florida 33405

Michael Klein (1)                          3,585,723             14.15%            275,880              27.59%
100 Shoreline Highway, Ste A190
Mill Valley, California 94941

Strategica Capital Corporation (2)         2,540,196             18.39%                 --                 --
1221 Brickell Avenue, Ste 2600
Miami, Florida 33131

Charles C. Evans (3)                         726,042              4.16%                 --                  --
99 S.E. 5th St., 4th Flr.
Miami, Florida 33131

Richard D. Salpeter (4)                      422,049              2.46%                 --                  --
99 S.E. 5th St., 4th Flr.
Miami, Florida 33131

Kelly Evans (5)                              253,293                 *                  --                  --
99 S.E. 5th St., 4th Flr.
Miami, Florida 33131

Scott E. Salpeter (6)                        144,355                 *                  --                  --
99 S.E. 5th St., 4th Flr.
Miami, Florida 33131

Leon S. Eplan (7)                             37,500                 *                   --                 --
55 Trinity Ave., S.W., Suite 1450
Atlanta, GA 30335

Wendell R. Anderson, Esq. (8)                 30,000                 *                  --                  --
720 Baker Building
Minneapolis, MN 55403

Robert J. Underbrink (9)                      10,508                 *                  --                  --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

Tony Contreras (10)                            8,325                 *                  --                  --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

David C. Langle                                   --                --                  --                  --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405




                                       AMOUNT AND NATURE OF        % OF       AMOUNT AND NATURE OF     % OF
       NAME AND ADDRESS                BENEFICIAL OWNERSHIP      CLASS        BENEFICIAL OWNERSHIP   CLASS
- - -------------------------------        --------------------     -------       --------------------  ------
Enrique J. Tomeu, Sr.                            --                 --               --                 --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

John B. McCracken, Esq.                          --                 --               --                 --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

Carlos M. Vergara                                --                 --               --                 --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

All Directors,  Executive Officers        9,865,722                41.63%          633,365             63.34%
and nominees as a Group
 (13 persons) (11)

- - ------------------------------
*        Less than 1%.

(1)      Includes conversion of Preferred Stock.

(2) Includes (i) 175,500 shares of Common Stock issuable under currently exercisable warrants granted to a predecessor corporation and (ii) 761,731 shares of Series A Convertible Preferred Stock issuable under currently exercisable warrants. The shares of Series A Convertible Preferred Stock are convertible into 2,285,193 shares of Common Stock.

(3)      Includes options to purchase 11,200 shares of Common Stock.

(4) Includes 9,330 shares of Common Stock owned of record by Joshua Management, Inc., a corporation of which Mr. Salpeter is a principal and options to purchase 317,083 shares of Common Stock owned of record by Mr. Salpeter. Does not include 18,660 shares of Common Stock owned of record by Mr. Salpeter's wife, as to which shares Mr. Salpeter disclaims beneficial ownership.

(5) Includes options to purchase 217,500 shares of Common Stock. Does not include 2,241 shares of Common Stock owned of record by Ms. Evans' husband, as to which shares Ms. Evans disclaims beneficial ownership.

(6) Includes 9,330 shares of Common Stock owned of record by Joshua Management, Inc., a corporation of which Mr. Salpeter is a principal, and options to purchase 13,750 shares of Common Stock owned of record by Mr. Salpeter.

(7)      Includes options to purchase 37,500 shares of Common Stock.

(8)      Includes options to purchase 30,000 shares of Common Stock.

(9) These shares of Common Stock are held jointly with Mr. Underbrink's wife.

(10) Does not include 5,370 shares of Common Stock owned of record by Mr. Contreras' wife as to which shares Mr. Contreras disclaims beneficial ownership.

(11) Includes options to purchase 627,033 shares of Common Stock and conversion of 909,245 shares of Preferred Stock.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         See Part I, "Item 1. Description of Business - Business Development." for a description of the consulting arrangement between the Company and Quintero, of which John C. "Jack" Reynolds, the Company's former Interim President, was an employee.

         In July 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note, which as of March 31, 1996 and July 12, 1996 remained outstanding, is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan. The highest balance due under the note during the year ended March 31, 1996 and the balance outstanding on March 31, 1996 was $85,000.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS

3(i)     Restated Articles of Incorporation, as amended

3(ii)    Bylaws

4.1 Warrant Agreement dated July 11, 1994 between the Company and Strategica Group, Inc. incorporated by reference from Exhibit 4.1 of Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995 dated February 12, 1996.

4.2 Warrant Agreement dated July 11, 1994 between the Company and Strategica Capital Corporation incorporated by reference from Exhibit
         4.1 of Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995 dated February 12, 1996.

4.3 Warrant Agreement dated April 4, 1995 between the Company and Strategica Capital Corporation incorporated by reference from Exhibit
         4.1 of Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995 dated February 12, 1996.

4.4 Additional Warrant Agreement dated April 4, 1995 between the Company and Strategica Capital Corporation incorporated by reference from
         Exhibit 4.1 of Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995 dated February 12, 1996.

4.5 Amendment to Warrant Agreement between the Company and Strategica Capital Corporation dated April 4, 1995 incorporated by reference from
         Exhibit 4.1 of Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995 dated February 12, 1996.

4.6 Amendment to Warrant Agreement between the Company and Strategica Group, Inc. dated April 4, 1995 incorporated by reference from Exhibit
         4.1 of Registrant's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1995 dated February 12, 1996.

4.7 Warrant Agreement dated July 8, 1996 between the Company and Clubb Capital Ltd.

4.8      Warrant Agreement dated July 8, 1996 between the Company and Karl
         Spoddig.

         Items 10.1, 10.2, 10.3, and 10.4 are the Company's executive compensation plans and arrangements.

10.1 Employment Agreement between Evans Environmental Corporation and Charles Evans dated June 26, 1992 incorporated by reference from
         Exhibit 10.19 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 dated July 14, 1993.

10.2 Consulting Agreement between the Company and R.G. Quintero & Co. dated March 14, 1995 incorporated by reference from Exhibit 10.2 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995 dated August 18, 1995.

10.3 Evans Environmental Corporation 1993 Stock Option Plan incorporated by reference from Exhibit 10.3 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995 dated August 18, 1995.

10.4 Employment Agreement between Evans Environmental Corporation and Enrique A. Tomeu dated July 8, 1996.

10.5 Amended and Restated Share Exchange Agreement between the Company and Sector Investments, Inc. dated October 29, 1993 incorporated by reference from Exhibit 10.3 of Registrant's Form SB-2, No. 33-85072, dated October 13, 1994.

10.6 Restated and Amended Stock Purchase and Settlement Agreement between the Company and GGL Industries, Inc., Enviropact Consultants, Inc., Sector Investments, Inc. and Enviropact, Inc. dated October 29, 1993 incorporated by reference from Exhibit 10.4 of Registrant's Form SB-2, No. 33-85072, dated October 13, 1994.

10.7     Licensing Agreement between BioSystems Technology, Inc. and the
         Company dated June 14, 1994 incorporated by reference from Exhibit 10.7 of the Registrant's Form SB-2, No. 33-85072, dated October 13, 1994.

10.8 Advisory Agreement between the Company and Strategica Group, Inc. dated June 16, 1994 incorporated by reference from Exhibit 10.8 of the Registrant's Form SB-2, No. 33-85072, dated October 13, 1994.

10.9 Master Funding and Indemnification Agreement between the Company and Sirrom Resources Group, Inc. dated August 1, 1994 incorporated by reference from Exhibit 10.9 of the Registrant's Form SB-2, No. 33-85072, dated October 13, 1994.

10.10 Credit Agreement, dated as of July 11, 1994 incorporated by reference from Exhibit 10.4 of the Registrant's Form 10-KSB for the fiscal year ended March 31, 1994, dated July 14, 1994.

10.11 Amendment to Advisory Agreement between the Company and Strategica Group, Inc. dated April 4, 1995 incorporated by reference from Exhibit
         10.12 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995 dated August 18, 1995.

10.12 Agreement by and between Evans BioSystems Corporation and PDG Delaware, Inc. dated as of November 8, 1994 incorporated by reference from
         Exhibit 10.13 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995 dated August 18, 1995.

10.13 Stock Sale Agreement between the Company and Enrique A. Tomeu dated March 15, 1996, as amended.

10.14 Agency Agreement between the Company and Clubb Capital Ltd dated July 8, 1996.

10.15 Asset Purchase Agreement between the Company, ABC Cable Products, Inc. and ICX International, Inc. dated April 3, 1996.

10.16    Promissory Note between the Company and Lisa L. Robbins dated May 1,
         1995.

21       Subsidiaries of the Company.

(B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EVANS ENVIRONMENTAL CORPORATION


                                       By: /s/ CHARLES C. EVANS
                                           ----------------------------
                                           Charles C. Evans, Chairman
                                           Date: July 12, 1996

         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the dates indicated.


        SIGNATURE                       TITLE                         DATE
- - ------------------------        --------------------------       ---------------

/s/ ENRIQUE A. TOMEU            President, Chief Executive       July 12, 1996
- - ------------------------        Officer and Director
Enrique A. Tomeu                (Principal Executive
                                Officer)

/S/ SCOTT E. SALPETER           Vice president, Treasurer,       July 12, 1996
- - -----------------------         Chief Financial Officer and
Scott E. Salpeter               Director (Principal
                                Accounting Officer)

/S/ KELLY EVANS                 Secretary, Chief                 July 12, 1996
- - -----------------------         Administrative Officer and
Kelly Evans                     Director

/S/ CHARLES C. EVANS            Director                         July 12, 1996
- - -----------------------
Dr. Charles C. Evans

/S/ RICHARD D. SALPETER         Director                         July 12, 1996
- - -----------------------
Richard D. Salpeter

/S/ LEON S. EPLAN               Director                         July 12, 1996
- - -----------------------
Leon S. Eplan

/S/WENDELL R. ANDERSON          Director                         July 12, 1996
- - -----------------------
Wendell R. Anderson

                         EVANS ENVIRONMENTAL CORPORATION


                            ------------------------





              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                              as of March 31, 1996
                 and for the years ended March 31, 1996 and 1995

                        EVANS ENVIRONMENTAL CORPORATION

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                  ---------



                                                                         PAGES
                                                                         -----


Report of Independent Accountants                                         F-1

Financial Statements:
  Consolidated Balance Sheets                                             F-2
  Consolidated Statements of Operations                                   F-3
  Consolidated Statements of Cash Flows                            F-4 to F-5
  Consolidated Statements of Stockholders'
   Equity (Deficit)                                                       F-6
  Notes to Consolidated Financial Statements                      F-7 to F-24

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                  ---------


To the Shareholders and Board of Directors
Evans Environmental Corporation

We have audited the accompanying consolidated balance sheet of Evans Environmental Corporation and subsidiaries (the "Company") as of March 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Evans Environmental Corporation and subsidiaries as of March 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 23 to the consolidated financial statements, the Company has suffered significant losses for the years ended March 31, 1996 and 1995, and at March 31, 1996, it had both a working capital and net capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 23. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Coopers & Lybrand L.L.P.

Miami, Florida
June 4, 1996
except for Note 22 as for which the date is July 12, 1996

                          EVANS ENVIRONMENTAL CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                                AS OF MARCH 31, 1996

                                     ---------


                                                                (Unaudited)
                                                                 Pro Forma
                                                                See Note 22
ASSETS
Current assets:
   Cash                                       $   178,121      $   340,486
   Restricted cash                                154,749           36,654
   Marketable securities                           75,000           75,000
   Accounts receivable, net of allowance
     of $97,000                                   792,929          792,929
   Note receivable                                      -          750,000
   Net assets of discontinued operations        1,037,971                -
   Prepaid expenses & other                       354,974          215,243
                                              -----------      -----------
       Total current assets                     2,593,744        2,210,312

Amounts due under
 state reimbursement program                      832,922          832,922
Property & equipment, net                         573,813          573,813
Goodwill, net of amortization of $449,000         946,554          946,554
Long term note receivable                               -          250,000
Other assets                                      298,859          298,859
                                              -----------      -----------
       Total assets                           $ 5,245,892      $ 5,112,460
                                              ===========      ===========

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                           $ 1,861,425      $ 1,339,070
   Accrued expenses                               604,459          276,077
   Delinquent payroll taxes                     1,051,688                -
   Related party note payable                      85,000           85,000
   Current portion of
    capital lease obligations                      15,983           15,983
   Current portion of notes payable             1,181,279        1,181,279
                                              -----------      -----------
       Total current liabilities                4,799,834        2,897,409
                                              -----------      -----------
Notes payable                                     873,113          873,113

Commitments & contingencies
          (Notes 9, 10 & 22)                            -                -
                                              -----------      -----------
Stockholders' equity (deficit):
   Series A Preferred stock:
     $.001 par value, 5,000,000 authorized,
     none issued                                        -                -
   Common stock:
     $.012 par value, 25,000,000 authorized,
     4,590,126 issued and outstanding              55,082           55,082
   Additional paid in capital                   6,635,498        6,635,498
   Accumulated deficit                         (7,117,635)      (5,348,642)
                                              -----------      -----------
       Total stockholders' equity (deficit)      (427,055)       1,341,938
                                              -----------      -----------
       Total liabilities &
       stockholders' equity (deficit)         $ 5,245,892      $ 5,112,460
                                              ===========      ===========

                     The accompanying notes are an integral part
                           of these financial statements

                           EVANS ENVIRONMENTAL CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MARCH 31, 1996 AND 1995

                                     ---------


                                                    1996               1995
                                                -----------        -----------
Revenue:
   Consulting services                          $ 5,721,221        $ 6,823,368
   Laboratory services                                    -          2,452,933
                                                -----------        -----------
     Total revenue                                5,721,221          9,276,301
                                                -----------        -----------
Direct costs & expenses:
   Direct labor & employee
    benefit costs                                 1,990,786          3,421,194
   Other direct costs & expenses                  1,306,325          2,870,614
                                                -----------        -----------
     Total direct costs & expenses                3,297,111          6,291,808
                                                -----------        -----------
     Gross profit                                 2,424,110          2,984,493
                                                -----------        -----------
Other costs and expenses:
   General, administrative &
    other operating costs                         3,352,980          5,881,753
   Write down for closed offices                    629,518                  -
   Provision for potential loss on
    state reimbursement program                     345,706                  -
   Loss on disposal of laboratory assets            198,997          1,030,736
   Fraud loss                                       151,766                  -
   Provision for potential loss on
    Enviropact claim                                      -            423,424
   Goodwill impairment                                    -            365,229
   Investment write-off                                   -            113,794
                                                -----------        -----------
     Total operating and other
      costs & expenses                            4,678,967          7,814,936
                                                -----------        -----------
Operating loss                                   (2,254,857)        (4,830,443)
                                                -----------        -----------

Other income (expense):
   Interest income                                   58,434             16,083
   Interest expense                                (246,122)          (139,777)
   Gain (loss) from equipment sales                     300             (9,173)
                                                -----------        -----------
     Other expense, net                            (187,388)          (132,867)
                                                -----------        -----------
Loss before income taxes                         (2,442,245)        (4,963,310)

Provision for income taxes                                -                  -
                                                -----------        -----------
Other costs & expenses:
Loss from continuing operations                  (2,442,245)        (4,963,310)

Income from discontinued operations
 of ABC Cable Products, Inc.,
 net of $0 taxes                                    390,880            231,009
                                                -----------        -----------

Net loss                                        $(2,051,365)       $(4,732,301)
                                                ===========        ===========

(Loss) income per share from:
   Continuing operations                        $      (.60)       $     (1.99)
   Discontinued operations                              .10                .09
                                                -----------        -----------
                                                $      (.50)       $     (1.90)
                                                ===========        ===========


                     The accompanying notes are an integral part
                           of these financial statements

                           EVANS ENVIRONMENTAL CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MARCH 31, 1996 AND 1995

                                     ---------


                                                     1996             1995
                                                 -----------      ------------
Operating activities:
   Net loss                                      $(2,051,365)     $(4,732,301)
   Adjustments to reconcile net loss to
    net cash used by continuing operations:
     Depreciation & amortization                     311,378          486,530
     Increase in deferred income taxes                     -            6,498
     (Gain) loss on sale of equipment                   (300)           9,173
     Services paid with common stock                  40,500           72,001
     Non-cash expenses                                 9,563                -
     Provision for potential loss on
      state reimbursement program                    293,869                -
     Write down for closed offices                   526,278                -
     Discontinued operations                        (390,880)        (231,009)
     Loss on disposal of laboratory assets                 -        1,030,736
     Provision for potential loss on
      Enviropact claim                                     -          423,424
     Goodwill impairment                                   -          365,229
     Changes in operating assets & liabilities:
       Accounts receivable                           520,962          669,841
        Income tax refund                                  -          110,345
       Prepaid expenses & other                      (37,651)        (126,329)
       Amounts due under state
        reimbursement program                       (131,703)        (995,088)
       Other assets                                    1,256                -
       Accounts payable                              266,043          919,121
       Accrued expenses                             (399,876)         553,034
       Payroll taxes                                 (17,176)         694,393
                                                 -----------      -----------

   Net cash provided (used) by
    operating activities of:
     Continuing operations                        (1,059,102)        (744,402)
     Discontinued operations                          41,794          176,036
                                                 -----------      -----------

Net cash used by operating activities             (1,017,308)        (568,366)
                                                 -----------      -----------

Investing activities:
   Restricted cash                                  (113,020)         (41,729)
   Sales of marketable securities                    150,000                -
   Purchases of equipment                            (54,754)        (338,091)
   Payments for acquisition, including
    acquisition costs                                      -         (159,043)
   Proceeds from sale of equipment                       300            5,875
                                                 -----------      -----------

Net cash used by investing activities                (17,474)        (532,988)
                                                 -----------      -----------


                     The accompanying notes are an integral part
                           of these financial statements

                           EVANS ENVIRONMENTAL CORPORATION

                        YEARS ENDED MARCH 31, 1996 AND 1995

                                     ---------


                                                      1996             1995
                                                  -----------      -----------
Financing activities:
   Original issuance of stock                     $   476,500      $         -
   Costs associated with issuance
    of stock                                         (125,546)        (225,780)
   Increase in notes payable                          619,518        1,764,420
   Increase in related party note payable              85,000                -
   Payments on notes payable                         (125,338)        (268,906)
   Payments on capital lease obligations              (17,974)        (190,102)
                                                  -----------      -----------

Net cash provided by financing activities             912,160        1,079,632
                                                  -----------      -----------

Net decrease in cash                                 (122,622)         (21,722)

Cash, beginning of period                             300,743          322,465
                                                  -----------      -----------

Cash, end of period                               $   178,121      $   300,743
                                                  ===========      ===========


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOWS INFORMATION:

   Cash paid during the period for:

     Interest                                     $   295,394      $   123,058
                                                  ===========      ===========

     Income taxes                                 $     6,403      $     1,868
                                                  ===========      ===========


During the year ended March 31, 1995, capital lease obligations of $71,365 were incurred when the Company entered into leases for new equipment. For additional information see Note 9.

See Notes 1, 2 & 13 for certain non-cash acquisition and other transactions.


                     The accompanying notes are an integral part
                           of these financial statements



                          EVANS ENVIRONMENTAL CORPORATION

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (DEFICIT)
                        YEARS ENDED MARCH 31, 1996 AND 1995

                                     ---------



                                        SHARES OF    SERIES A                ADDITIONAL
                           SHARES OF    SERIES A     PREFERRED     COMMON      PAID IN   ACCUMULATED
                            COMMON      PREFERRED      STOCK       STOCK       CAPITAL    (DEFICIT)     TOTAL
                          ----------    ---------    ---------  ----------   ----------  -----------  ----------
Balance April 1, 1994      1,043,217            -   $        -  $   12,518   $4,521,387  $  (333,969) $4,199,936

Issuance of stock in
  settlement of obligation
 to purchase Enviropact
 Consultants, Inc.           275,000            -            -       3,300    1,415,700            -   1,419,000
Additional issuance for
 acquisition of CBLX       1,165,000            -            -      13,980      (13,980)           -           -
Issuance of stock for
 services                     19,186            -            -         231       71,770            -      72,001
Issuance of stock            750,000            -            -       9,000       (9,000)           -           -
Costs associated with
 issuance of stock                 -            -            -           -     (225,780)           -    (225,780)
Net loss                           -            -            -           -            -   (4,732,301) (4,732,301)
                          ----------   ----------   ----------  ----------   ----------  -----------  ----------

Balance March 31, 1995     3,252,403            -            -      39,029    5,760,097   (5,066,270)    732,856

Issuance of stock            499,362      249,745          250       5,992      970,258            -     976,500
Costs associated with
 issuance of stock                 -            -            -           -     (125,546)           -    (125,546)
Conversion of preferred      749,235     (249,745)        (250)      8,991       (8,741)           -           -
Issuance of stock for
 services                     89,000            -            -       1,068       39,432            -      40,500
Rounding for stock split         126            -            -           2           (2)           -           -
Net loss                           -            -            -           -            -   (2,051,365) (2,051,365)
                          ----------   ----------   ----------  ----------   ----------  -----------  ----------

Balance March 31, 1996     4,590,126            -   $        -  $   55,082   $6,635,498  $(7,117,635) $ (427,055)
                          ==========   ==========   ==========  ==========   ==========  ===========  ==========


                     The accompanying notes are an integral part
                           of these financial statements

                          EVANS ENVIRONMENTAL CORPORATION

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     ---------


1. BUSINESS AND ORGANIZATION

BUSINESS

The Company is engaged, through its wholly-owned subsidiaries, in environmental consulting and other environmental related services (the "Consulting Division"). Until April 3, 1996, the Company was also engaged in the production and sale of cable products (the "Cable Products Division"). See Notes 3 & 22, Significant Accounting Policies and Subsequent Events, respectively.

ORGANIZATION

On January 18, 1993, Evans Environmental Corporation, Inc. ("Evans Environmental") became a wholly-owned subsidiary of Evans Environmental Corporation (the "Company"), formerly CBLX Holdings, Inc., pursuant to a share exchange agreement, between the former shareholders of Evans Environmental and the Company, ("the Exchange Agreement"), whereby the former Evans Environmental shareholders received 335,000 shares of the Company's common stock for all of the issued and outstanding common stock of Evans Environmental. As provided for in the Exchange Agreement, as amended, the Evans Environmental shareholders received, in April 1994, an additional 1,165,000 shares of the Company's stock.

2. ACQUISITION

On October 29, 1993, the Company entered into an Amended and Restated Share Exchange Agreement (the "Sector Agreement") with Sector Investments, Inc. ("Sector"), pursuant to which the Company acquired 100% of the capital stock ("ECI Shares") of Enviropact Consultants, Inc. ("ECI"). ECI was formed by Enviropact, Inc. (the "Debtor"), which had filed a petition pursuant to Title 11, as amended, of the United States Code. Effective October 29, 1993, with the approval of the United States Bankruptcy Court, ECI acquired certain assets of the Debtor.

In consideration for the ECI Shares, the Company issued 225,000 shares (the "Shares") of its Common Stock (the "ECI Acquisition"), which number of shares may increase or decrease by up to 25,000 based on certain conditions. In addition, the Company issued 50,000 shares of Common Stock to a consultant who facilitated the ECI Acquisition.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


2. ACQUISITION (CONTINUED)

Effective October 29, 1993, pursuant to the Sector Agreement and the purchase of a secured loan, in which the Company had participated, that had funded the ongoing operations of the Debtor during its bankruptcy, the Company had complete management and financial responsibility and control over the activities of ECI by virtue of: Company employees being elected to ECI's board of directors and as executive officers; and purchasing the Secured Loan. Accordingly, the transactions were treated as an acquisition, utilizing purchase accounting, with an obligation to issue the Shares in connection therewith. The investment in ECI of approximately $2,756,000, consisting of the Shares and other cash and non-cash consideration, was allocated to assets and liabilities of ECI based on their estimated fair value as of October 29, 1993, the date of acquisition. The cost in excess of net assets acquired was approximately $1,765,000 and is being amortized on a straight-line basis over 14 years. See Note 3, Significant Accounting Policies, for a further discussion of goodwill.

On April 12, 1994, the Company's shareholders approved the ECI Acquisition and subsequently, the Company issued the Shares in exchange for the ECI Shares.

3. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND EQUIVALENTS

The Company classifies as cash and equivalents all highly liquid investments which present insignificant risk of changes in value and have maturities at the date of purchase of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES

The Company can classify investments into one of three categories: held to maturity, available for sale, or trading. Debt securities held with a positive intent and ability to hold to maturity are classified as held to maturity and reported at cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value with unrealized gains and losses included in earnings. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available-for-sale and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As of March 31, 1996, the Company has classified as available for sale investments with an original cost of $75,000, which approximates fair value.

PROPERTY & EQUIPMENT

Property & equipment are recorded at cost and are depreciated using the straight line method over the estimated useful lives of the assets for financial reporting purposes and using accelerated methods for income tax reporting purposes. Amortization of assets recorded under capital leases is included in depreciation expense.

Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon retirement or sale, the cost of the assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income or loss.

GOODWILL

Goodwill represents the excess of cost over the fair value of assets acquired and is mainly amortized on a straight line basis over fourteen years.

The Company quarterly reviews the carrying value of goodwill in relation to current and expected operating results of the businesses which benefit therefrom in order to assess whether there has been a permanent impairment of goodwill.

In connection with its periodic review, the Consulting Division's closing of certain offices and its disposition of certain operations, the Company wrote off an aggregate $452,737 (included in the write down for closed offices) and $889,449 ($524,220 has been included in the loss on disposal of laboratory assets) of goodwill in the years ended March 31, 1996 and 1995, respectively.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Service revenue is recognized as services are performed.

INCOME TAXES

The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of asset and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

PER SHARE DATA

Per share data is based on the weighted average number of shares of common stock of 4,102,577 and 2,493,062 for the years ended March 31, 1996 and 1995, respectively. Common stock equivalents have not been included in the weighted average number of shares as they are anti-dilutive for all periods presented. The 750,000 shares originally issued in October 1994, have not been included in the calculation of the weighted average number of shares until June 1995, when the Company received consideration for their issuance.

On December 27, 1995 the shareholders of the Company approved a one-for-four reverse split of common stock effective December 29, 1995. Unless otherwise noted, all share and per share data of the Company included in the accompanying financial statements and notes thereto have been adjusted to give effect to this reverse stock split.

CHANGE IN ACCOUNTING STANDARDS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of this pronouncement, if any, on the financial statements of the Company has not been determined.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


3. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CHANGE IN ACCOUNTING STANDARDS (CONTINUED)

SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. This pronouncement establishes financial accounting and reporting standards for stock-based employee compensation plans. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. Companies that choose not to adopt the new fair value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company anticipates adopting the disclosure provisions of SFAS No. 123, although the impact of such disclosure has not been determined.

DISCONTINUED OPERATIONS

During April 1996, ABC Cable Products, Inc., a wholly-owned subsidiary, ceased operations and disposed of all of its operating assets. As such, the Company has treated the Cable Products Division as discontinued operations for all periods presented. See Note 22, Subsequent Events.

CUSTOMERS AND CLIENT BASE

The majority of the Consulting Division's customers are located in the State of Florida. None of the Companies' customers represent ten percent (10%) or more of total revenues in the periods presented. Concentration of credit risk with respect to trade receivables are generally limited due to the large number of clients comprising the Company's client base and their diverse industries. However, as of March 31, 1996, the Company had $832,922 of long term receivables outstanding under the State of Florida Inland Protection Trust Fund program (the "FIPT"). The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific clients, historical trends, and other information. See Note 17, State Reimbursement Program.

PRESENTATION

Certain amounts previously reported have been reclassified to conform to the 1996 financial statement presentation.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


4. RESTRICTED CASH

The Company established an escrow account pursuant to master funding and indemnification agreements to fund reimbursement receivables from the State of Florida under the FIPT. See Note 8, Notes Payable.

The Company established an escrow account pursuant to a composition agreement with certain of its creditors. See Note 22, Subsequent Events.

5. PROPERTY & EQUIPMENT

Property & equipment at March 31, 1996 consists of the following:

  Machinery & equipment                                    $  408,174
  Automobiles                                                 152,101
  Furniture & fixtures                                        525,396
  Leasehold improvements                                       29,717
                                                           ----------
                                                            1,115,388
     Less accumulated depreciation & amortization            (541,575)
                                                           -----------
                                                           $  573,813
                                                           ==========

Depreciation and amortization of property & equipment amounted to $178,374 and $304,123 for the years ended March 31, 1996 and 1995, respectively. The Company leased certain equipment under capital lease agreements which expire over a one year period. Equipment under capital lease agreements, included in property & equipment totalled $21,804 at March 31, 1996. There is no accumulated amortization related to this equipment at March 31, 1996.

6. ACCRUED EXPENSES

Accrued expenses at March 31, 1996 consist of the following:

  Accrued compensation & employee benefits                $   153,976
  Payroll tax penalties & interest                            329,450
  Other                                                       121,033
                                                          -----------
                                                          $   604,459
                                                          ===========

7. DELINQUENT PAYROLL TAXES

During the year ended March 31, 1995, the Consulting Division became delinquent in certain of its payroll tax deposits. As of March 31, 1996, the Company had accrued approximately $1,381,000 to the Internal Revenue Service (the "IRS") for delinquent payroll taxes, interest and penalties. During the year ended March 31, 1996, the Company, including the Consulting Division made all required payroll tax deposits.

On June 28, 1996, the Consulting Division and the IRS completed an Offer in Compromise Agreement. See Note 22, Subsequent Events.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


8. NOTES PAYABLE

  Notes payable at March 31, 1996 consist of the following:

  Note payable, Ford Motor Credit Company,
  collateralized by property and equipment,
  payable in monthly installments of $489,
  through 1997, including interest at 12.7%                          $     7,572

  Various notes payable, Sun Trust, collateralized
  by property and equipment, payable in monthly
  installments ranging from $288 to $511, through 1997,
   including interest ranging from 6% to 7.3%                             40,740

  Master funding and indemnification agreements, Sirrom
   Resource Funding, L.L.C., collateralized by specific
   receivables in connection with the FIPT, with interest
   at 2% over prime, through 1997                                        347,489

  Subcontractor finance agreements with recourse,
   Environmental Corporation of America, Inc., collateralized by specific receivables in connection with the FIPT, with
   interest at 8.25%-8.75% per annum for 12 months, 10% per
   annum for the following 6 months and 3% over prime
   thereafter. The notes will be deemed paid upon the lenders
   receipt of funds from the FIPT.                                       380,753

  Subcontractor finance agreements with recourse, Tier
   Environmental Services, Inc., collateralized by specific
   receivables in connection with the FIPT, with interest at
   8.50%-8.75%. The notes will be deemed paid upon the lenders
   receipt of funds from the FIPT.                                       137,963

  Revolving line of credit, Strategica Capital
   Corporation, collateralized by all assets
   of the Company, with interest at 15%,
   expires July 11, 1996.  See Note 22,
   Subsequent Events                                                   1,139,875
                                                                     -----------
                                                                       2,054,392
       Less current portion                                            1,181,279
                                                                     -----------
                                                                     $   873,113
                                                                     ===========
Aggregate maturities of notes payable as of March 31, 1996 are as follows:

YEAR ENDING MARCH 31,
- - ---------------------
  1997                                                               $ 1,181,279
  1998                                                                   873,113
                                                                     -----------
                                                                     $ 2,054,392
                                                                     ===========

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


8.   NOTES PAYABLE (CONTINUED)

At March 31, 1996, the Company was not in compliance with certain of the covenants of the Strategica Capital Corporation ("Strategica") line of credit. The covenants contain provisions regarding certain operating ratios, solvency ratios, material adverse changes, and other matters. At maturity on July 12, 1996 the Company repaid the Strategica line of credit. See Note 22, Subsequent Events.

The Company sold receivables, which for financial reporting purposes has been reported as a borrowing transaction, aggregating $866,205, eligible for reimbursement under the FIPT. Under two similar master funding and indemnification agreements, Sirrom Resource Funding, L.L.C. and its affiliates ("Sirrom") have lent $347,489 to the Company via the funding of eligible receivables. The agreements provide that in the event Sirrom is not reimbursed within 24 months of an advance, the Company is obligated to repurchase the receivable. This obligation is presented as a note payable in the accompanying financial statements. Sirrom agreed to provide advances, from time to time, of up to $650,000 through March 1997. As of March 31, 1996, the Company had approximately $235,000 of available credit under such agreements. The Company maintains a cash escrow for the benefit of Sirrom in the event of a reimbursement shortfall. If the shortfall exceeds the escrow amount, the Company must pay Sirrom within 15 days of notification.

The Company also entered into subcontractor finance agreements with Environmental Corporation of America, Inc. ("ECA") and Tier Environmental Services, Inc. ("Tier"). Under these agreements ECA and Tier have funded $380,753 and $137,963, respectively of receivables eligible for reimbursement under the FIPT. Under these agreements, the Company must prepay interest for 12 months based on the published prime rate at the time of funding. Also, at the time of funding the Company must prepay additional interest at a rate of 5% to a reserve account for months 13 through 18. If reimbursement from the FIPT takes more than 18 months, then interest must be prepaid on a quarterly basis at the rate of prime plus 3%. The Company is liable to ECA and Tier for any reimbursement denials. The Company must pay any denied reimbursements within 10 days of notification. See Note 17, State Reimbursement Program.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


9. CAPITAL LEASE OBLIGATIONS

Minimum annual capitalized lease payments at March 31, 1996 are as follows:

  YEAR ENDING MARCH 31,
  ---------------------
  1997                                                    $    15,983
                                                          -----------

  Total minimum lease payments                                 15,983
  Less amount representing interest                             2,381
                                                          -----------
     Present value of current minimum lease payments      $    13,602
                                                          ===========

10. COMMITMENTS & CONTINGENCIES

The Company leases office space under operating leases which expire on various dates through the year 2000. Many of these lease agreements contain options for renewal and annual rent increases.

Minimum annual lease payments at March 31, 1996, are as follows:

YEAR ENDING MARCH 31,
- - ---------------------
  1997                                                    $   185,204
  1998                                                        165,883
  1999                                                        167,294
  2000                                                        110,447
                                                          -----------
     Minimum lease payments                               $   628,828
                                                          ===========

Total rental expense incurred was $305,211 and $370,847 for the years ended March 31, 1996 and 1995, respectively.

11. RELATED PARTIES

In July 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan.

Two of the Company's minority shareholders, James S. Cassel and Marwin S. Cassel (son and father), President of James S. Cassel, P.A., and Marwin S. Cassel, P.A., respectively, both professional associations are affiliated with the law firm of Broad and Cassel. During the years ended March 31, 1996 and 1995, the Company incurred legal fees to Broad and Cassel of approximately $40,000 and $300,000, respectively. At March 31, 1996, the Company was indebted to Broad & Cassel in the amount of approximately $293,000, which is included in accounts payable in the accompanying balance sheet.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


12.  INCOME TAXES

As discussed in Note 3, the Company utilizes the liability method of accounting for deferred income taxes. There was no provision for income taxes due to operating losses. The significant components of the deferred taxes as of March 31, 1996 were as follows:

  Deferred tax assets:
     Bad debt reserves                                     $   36,500
     Other reserves                                           401,000
     Revaluation of assets                                    430,000
     Accrued expenses                                          40,000
     Federal net operating losses carryforward              2,385,000
                                                           ----------
                                                            3,292,500
     Valuation allowance                                   (3,213,300)
                                                           ----------
                                                               79,200
  Deferred tax liabilities:
     Property and equipment                                    52,000
     Prepaid expenses                                          27,200
                                                           ----------
                                                               79,200
                                                           ----------
                                                           $        -
                                                           ==========

The Company experienced a change in ownership, as defined by Internal Revenue Code Section 382, related to the acquisitions of CBLX Holdings, Inc. and Geos, Inc. in March 1993 and June 1992, respectively. The changes in ownership resulted in annual limitations on the amount of net operating losses that can be utilized which were incurred prior to such ownership changes. In addition, because these losses were generated during a separate return year, the loss can be utilized only to the extent that these companies generate taxable income.

At March 31, 1996, the Company had available approximately $1,979,000 of pre-change net operating losses which are allowable after application of the
Section 382 limitation, as well as post change net operating losses of approximately $4,700,000. These net operating losses begin to expire in the year 2006. As a result of the settlement reached with the IRS regarding delinquent payroll taxes, these net operating losses will be materially reduced. See Note 2, Subsequent Evants.

The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the payroll tax issue discussed in Notes 7 and 22 and the history of operating losses, it is managements' belief that it is more likely than not that the deferred tax asset will not be realized; and accordingly, the Company has established a valuation allowance against deferred tax assets of $3,213,300 at March 31, 1996. The change in the valuation allowance relates principally to the current year net operating loss.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


13. STOCKHOLDERS' DEFICIT

COMMON STOCK

During the years ended March 31, 1996 and 1995 the Company issued 89,000 and 19,186 shares of common stock, respectively, in payment of $40,500 and $72,001 for services rendered.

In October 1994, the Company completed a placement under Regulation S under the Securities Act of 1933. Pursuant to the placement, the Company issued 750,000 shares of common stock in exchange for notes receivable in the amount of $2,250,000. As of March 31, 1995 no funds had been paid on the notes receivable. Accordingly, as of March 31, 1995, the Company recorded the issuance of the 750,000 shares at no value and excluded the shares from earnings per share calculations.

In August 1995, in connection with a settlement of the notes receivable, the Company agreed to revise the purchase price per share of the stock sold from $3.00 to approximately $.96 and reduce the number of shares purchased to 625,000. In addition, the Company issued, at a price of $1.91 per unit, 249,745 units pursuant to Regulation S, each unit consisting of one share of Series A preferred stock (see Preferred Stock, below) and 2.5 shares of common stock. Prior to March 31, 1996, all of the preferred stock had been converted into common stock. The overall effect of this settlement is that the Company issued 1,998,597 shares of common stock at a purchase price of $976,500 or approximately $.49 per share. The Company incurred costs and fees totalling approximately $351,000 in association with these series of transactions.

The Company received a portion of the proceeds in the form of marketable securities and other assets. During the year ended March 31, 1996, the Company sold a portion of the marketable securities and generated net cash proceeds of $150,000.

SERIES A PREFERRED STOCK

The Series A Convertible Preferred Stock, $.001 par value per share (the "Preferred Stock"), none outstanding, is entitled to receive cumulative preferential dividends at the rate of $.0512 per share, per annum, payable either in cash or in common stock of the Company. Each share of the Preferred Stock is convertible into 3 shares of the Company's common stock. The Preferred Stock contains certain liquidation rights in the event of any liquidation, dissolution or winding up of the Company. The liquidation value is $.64 per share of Preferred Stock, plus any accrued and unpaid dividends. The Company may redeem the Preferred Stock at a price of $.64 per share of Preferred Stock, in whole or in part, at any time commencing two years after its issuance.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


14.  WARRANTS AND OPTIONS

  Warrants and options outstanding to purchase common stock of the Company at March 31, 1996 consist of the following:

                                               EXPIR-                 COMMON
                                     ISSUE     ATION     EXERCISE      STOCK
                                     DATE      DATE        PRICE      ISSUABLE
                                    ------     ------    --------     --------
  Issued in connection with:
     Consulting agreement           Jun 93     Jun 98      $10.50      75,000
     Line of credit                 Jul 94     Jan 02       $2.70     175,000
     Management agreement           Mar 95     Sep 97       $0.29      31,250
     Line of credit and
      consulting agreement          Apr 95     Jan 02          (1)  2,285,193
     Consulting agreement           Apr 95     Apr 96       $2.00      37,500
     Management agreement           Jun 95     Sep 97       $0.29      31,250
     Consulting agreement           Jun 95     Jun 98       $0.29       6,250
     Stock issuance                 Jul 95     Jul 96       $0.75     625,000
     Management agreement           Sep 95     Sep 97       $0.29      31,250
     Consulting agreement           Nov 95     Nov 98       $0.29      15,000
     Management agreement           Nov 95     Sep 97       $0.29      75,000
     Management agreement           Dec 95     Sep 97       $0.29      31,250
     Consulting agreement           Dec 95     Dec 96       $1.00      50,000
     Management agreement           Mar 96     Sep 97       $0.31      31,250
                                                                    ---------
                                                                    3,500,193
                                                                    =========

(1) Warrants are to purchase 761,731 shares of Series A preferred stock. The Series A preferred stock are convertible into 2,285,193 shares of common stock. The exercise price is constantly reset to the 10 day prior trading average price of the Company's common stock up to a maximum exercise price of $2.70 for each share of underlying common stock.

15. EMPLOYEE BENEFIT PLANS

SAVINGS AND INVESTMENT PLAN

The Company adopted a defined contribution profit sharing plan (401(k) Plan) known as the "Evans Environmental Corporation Savings and Investment Plan." Matching contributions of approximately $30,000 and $50,000 were approved for the 1996 and 1995 plan years, respectively, by the Company's Board of Directors.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


15.  EMPLOYEE BENEFIT PLANS (CONTINUED)

  STOCK OPTION PLAN

  The Company has a stock option plan (the "1993 Stock Option Plan") under which the Compensation Committee of the Board of Directors has the authority to grant incentive stock options and non-qualified stock options to employees (including directors and executive officers) of the Company or its subsidiaries. The following table presents information on the 1993 Stock Option Plan:

                                 TOTAL         VESTED           PRICE
                                OPTIONS        OPTIONS          RANGE
                                -------        -------          -----
  Options outstanding
   at April 1, 1994              78,058         35,741      $8.00-$23.28
  Granted                        22,600              -       $1.92-$6.40
  Options which vested                -         28,846       $1.92-$6.40
  Exercised                           -              -                 -
  Cancelled or expired          (16,375)        (5,404)      $3.52-$9.76
                                 -------        -------
     Options outstanding
      at March 31, 1995          84,283         59,183      $1.92-$23.28

  Granted                       109,333              -       $0.29-$3.52
  Options which vested                -         54,533             $0.29
  Exercised                           -              -                 -
  Cancelled or expired         (106,258)       (58,058)     $1.92-$23.28
                                -------         ------
     Options outstanding
      at March 31, 1996          87,358         55,658       $0.29-$9.75
                                 ======         ======

  OTHER STOCK OPTIONS

  Outside of the 1993 Stock Option Plan, the Company has also issued an aggregate 8,125 options to certain senior and middle management at an exercise price of $0.88 per share. All said options, which are fully vested, expire in June 1998.

16.  WRITE DOWN FOR CLOSED OFFICES

  During the year ended March 31, 1996, the Company closed its Yonkers, New York office and wrote down an aggregate $629,518 in connection with the closing. The write down included:

     Write down of:
      Goodwill                                                         $ 452,738
      Property & equipment, net                                           73,540
      Deposits                                                             9,167
     Reserve for:
      Accounts receivable                                                 63,483
      Expenses                                                            30,590
                                                                       ---------
                                                                       $ 629,518
                                                                       =========

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


17.  STATE REIMBURSEMENT PROGRAM

  The Company continues to monitor governmental activities in Florida with respect to changes in the FIPT, which provides for the remediation of contamination related to the storage of petroleum and petroleum products. The State of Florida ceased the processing of applications for new work under the Petroleum Contamination Reimbursement Program under the FIPT with limited exceptions for certain active sites. In its place, the State of Florida has implemented, under the FIPT, a prioritized Petroleum Cleanup Program based upon pre-approved scope of work and costs. In Fiscal 1996 and 1995 approximately 5% and 7%, respectively, of the Company's business was related to the FIPT.

  As of March 31, 1996, the Company had claims submitted and pending submission to the FIPT, under the prior program, totaling, net of reserves, $700,969 and $131,953, respectively. The submitted claims have been financed under certain master funding and subcontractor finance agreements. See Note 8, Notes Payable.

  During the year ended March 31, 1996, the Company provided reserves for potential unallowed claims, present value discounts on long term receivables, and actual denials aggregating $345,706.

18.  LOSS ON DISPOSAL OF LABORATORY ASSETS

  In May 1995, the Company divested itself of the wet chemistry laboratory operations of the Consulting Division. The purchaser bought all the assets and essentially all operating liabilities of the laboratory operations. The Company had, since March 1995, been planning to sell or liquidate its laboratory operations and therefore provided for a reserve of $1,030,736 in the year ended March 31, 1995. The purchaser was to provide the Company with free lab services valued at $100,000 and remit, out of the purchased receivables, $143,000 to the Company's secured creditor to reduce the Company's outstanding loan. During the year ended March 31, 1996, the purchaser provided the Company with free laboratory services valued at $62,147 and remitted $40,907 to reduce the Company's outstanding loan. Subsequently, the purchaser filed for protection under Chapter 11 of the United States Bankruptcy Code. While the Company continues to pursue all legal rights and attempts to enforce its secured position it has provided an additional loss reserve of $198,997 in the year ended March 31, 1996.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


19.  FRAUD LOSS

  In June 1995, the Company received a bank cashier's check, drawn on a national commercial bank, for payment on a Regulation S offering of the Company's preferred stock. The Company gave this cashier's check to the Internal Revenue Service in payment of payroll tax obligations. See Note 7, Delinquent Payroll Taxes, and Note 22, Subsequent Events. The cashier's check was not honored by the bank, which denied its validity. A fee of $151,766 was paid to finders in this transaction. The Company demanded repayment of the fee and continues to discuss all possible courses of action with the Internal Revenue Service, various law enforcement agencies, its attorneys and advisers. The preferred stock certificate issued in this transaction was recovered and the Regulation S offering was voided.

  Although, the Company demanded repayment of the finder's fee it has not been returned, and in the year ended March 31, 1996, the Company expensed the full amount of the finder's fee.

20.  PROVISION FOR POTENTIAL LOSS ON ENVIROPACT CLAIM

  Prior to the acquisition of ECI, the Company provided management services for the Debtor. The Company provided said services under the provisions of a formal management agreement with the Debtor, and approved by the United States Bankruptcy Court. The fees receivable, which were fully provided for during the year ended March 31, 1995, are a priority administrative claim of the Debtor. As of March 31, 1996, the claim had still not been settled nor paid.

21.  INVESTMENT WRITE-OFF

  During the year ended March 31, 1995, the Company incurred costs associated with various attempts to acquire certain companies. All costs in connection with these unrealized attempts were written off during the year ended March 31, 1995.

22.  SUBSEQUENT EVENTS

  SALE OF CABLE PRODUCTS DIVISION

  On April 3, 1996, ABC Cable Products, Inc., a wholly-owned subsidiary, ceased operations and sold all of its operating assets for an aggregate of $550,000 in cash and a promissory note in the amount of $1,000,000. In addition, at closing, the purchaser assumed certain liabilities of ABC aggregating $595,049. The promissory note, which is fully collateralized by certain irrevocable letters of credit, has payment dates of July 1, 1996 ($500,000), March 5, 1997 ($250,000) and September 5, 1997 ($250,000). The September 5,
  1997 payment will automatically accelerate if certain of the underlying letters of credit are not renewed. The July 1996 payment was received in a timely manner.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


22.  SUBSEQUENT EVENTS (CONTINUED)

  SALE OF CABLE PRODUCTS DIVISION (CONTINUED)

  In April 1996, the Company recorded a gain of $510,961, net of costs associated with the transaction, on the sale of its Cable Products Division.

  For all years presented, the Company has shown the results of the Cable Products Division separately as discontinued operations in the consolidated financial statements. Summarized results of the Cable Products Division for the years ended March 31, 1996 and 1995 were as follows:
                                               1996            1995
                                            ----------      ----------
  Revenues                                  $5,515,622      $3,900,749
  Cost of Goods Sold                         4,241,030       2,838,966
                                            ----------      ----------
     Gross Margin                           $1,274,592      $1,061,783
                                            ==========      ==========

  In addition, as of March 31, 1996, the Company has presented the assets and liabilities of the Cable Products Division as a net amount pending subsequent sale. The major components of the net assets of discontinued operations as of March 31, 1996 were as follows:

     Restricted cash                                       $  100,000
     Accounts receivable, net                                 805,717
     Inventory                                                482,208
     Prepaid expenses                                         122,676
     Property & equipment, net                                 96,629
     Other                                                     25,790
                                                           ----------
                                                            1,633,020

     Accounts payable & accrued liabilities                  (582,085)
     Capital lease obligations                                (12,964)
                                                           ----------
                                                             (595,049)
                                                           ----------
         Net assets of discontinued operations             $1,037,971
                                                           ==========
  VENDOR SETTLEMENTS

  During April 1996, the Company executed a Composition Agreement with certain of its trade creditors. The Company, due to its limited cash flow situation, began negotiating with these creditors in September 1995. These creditors formed an Informal Creditors Committee, who hired both legal and accounting professionals. Negotiations were finalized in April 1996, with over 75% of the creditors accepting a payout of $.20 for each $1.00 of their allowed claim. The payout was made in April 1996 from funds that the Company had previously put into escrow. The Company continues to negotiate with the creditors who rejected the Company's offer. In April 1996, the Company recorded a benefit, net of expenses, of approximately $313,000 related to completed vendor settlements.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------


22.  SUBSEQUENT EVENTS (CONTINUED)

  SETTLEMENT OF DELINQUENT PAYROLL TAXES

  On June 28, 1996, the Consulting Division and the IRS completed an Offer in Compromise Agreement settling all outstanding issues and disputes. In connection with the settlement the Consulting Division paid the IRS an aggregate of $350,000 and agreed to waive certain net operating tax loss carryforwards. The net operating loss carryforwards waived would have been available to offset future taxable income. As a direct result of this settlement, in June 1996, the Company recorded a gain of approximately $950,000, net of professional fees and costs. The Company, including the Consulting Division, has no other outstanding disputes with the IRS or delinquent payroll taxes.

  PRO FORMA

  The accompanying unaudited Pro Forma Consolidated Balance Sheet as of March 31, 1996 is presented as if the transactions described above had been consummated as of that date. A summary of the financial effects of the transactions are as follows:

  Gain from:
   Sale of Cable Products Division                          $  510,961
   Vendor settlements                                          312,338
   IRS settlement                                              945,694
                                                            ----------
     Reduction in Accumulated Deficit                       $1,768,993
                                                            ==========

  STRATEGICA LOAN REPAYMENT

  On July 12, 1996, the Company repaid the outstanding loan balance under the Strategica line of credit.

  REGULATION S OFFERING

  On July 8, 1996, the Company completed a Regulation S stock offering. The offering involved a sale of 9,000,000 shares of Common Stock at an offering price of $.90 per share generating gross proceeds to the Company of $8,100,000. The offshore placement agent (the "Placement Agent") handling the offering entered into an agency agreement which provided for a cash management and selling fee aggregating $607,500, or 7.5% of the gross proceeds. In addition, the Placement Agent received broker warrants to purchase 630,000 shares of Common Stock, exercisable at $1.00 per share until July 8, 1998 and was reimbursed for out of pocket expenses of approximately $140,000. Thus, net cash proceeds to the Company in connection with this offering were approximately $7,352,500.

                          EVANS ENVIRONMENTAL CORPORATION

                                     ---------

22.  SUBSEQUENT EVENTS (CONTINUED)

  ACQUISITION OF AMERICAN REMEDIAL TECHNOLOGIES

  On July 8, 1996, the Company acquired all the outstanding stock of American Remedial Technologies, Inc. ("ART"). ART operates a soil remediation facility in Lynwood, California. This facility is the only currently licensed fixed base facility for thermal soil remediation in Los Angeles County, California. The acquisition of ART will involve the Company in thermal remediation, a natural outgrowth of its current environmental consulting and remediation activities.

  The purchase price of ART consisted of a cash payment of $6,000,000, the issuance of 3,000,000 shares of unregistered Common Stock and the issuance of 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible, subject to an earn-out formula, up to a maximum of 10,000,000 shares of Common Stock. Furthermore, Mr. Enrique A. Tomeu, the current ART President, has become the Chief Executive Officer of the Company.

  The Series B Convertible Preferred Stock, $.001 par value per share (the "Series B"), is not entitled to receive any dividends. The Series B has a liquidation value of $.75 per share. The holders of the Series B are entitled to elect six members to the Company's Board of Directors.

23.  GOING CONCERN CONSIDERATION

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. The Company has suffered significant net losses for the years ended March 31, 1996 and 1995 and at March 31, 1996 its current liabilities exceeded its current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. As discussed in Note 22, subsequent to March 31, 1996, management sold the operating assets of the Cable Products Division, executed a Composition Agreement with certain of its trade creditors and settled its delinquent payroll tax matter with the IRS. In addition, management completed a Regulation S stock offering on July 8, 1996. A substantial portion of the net proceeds from the stock offering were used by the Company to acquire all of the outstanding stock of ART and repay the outstanding balance of the Strategica line of credit. The acquisition of ART will involve the Company in thermal remediation, a natural outgrowth of its current environmental consulting and remediation activities. Management is also continuing to evaluate the need for future cost saving measures.

  In the absence of obtaining profitable operations or obtaining additional debt or equity financing the Company may not have sufficient funds to continue operations in 1997.