Form 10QSB
period 1996-06-30
EVANS ENVIRONMENTAL CORP
filed 1996-08-20
CIK 818675

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-16322

                         EVANS ENVIRONMENTAL CORPORATION
- --------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          COLORADO                                                84-1061207
- -------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

99 S.E. FIFTH STREET,
FOURTH FLOOR, MIAMI, FLORIDA                                         33131
- ----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                    Issuer's telephone number: (305) 374-8300

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

As of August 9, 1996, the Company had a total of 17,040,126 shares of common stock, $.012 par value, outstanding.

Transitional Small Business Disclosure format (check one):  Yes ___  No [X]

================================================================================

                         EVANS ENVIRONMENTAL CORPORATION

                                      INDEX

                                                                           PAGE
                                                                           ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial statements:

                  Consolidated balance sheets
                   - June 30, 1996 and March 31, 1996                         3

                  Consolidated statements of operations
                   - Three Months Ended June 30, 1996 and 1995                4

                  Consolidated statements of cash flows
                   - Three months ended June 30, 1996 and 1995              5-6

                  Notes to financial statements                            7-13

Item 2.           Management's discussion and analysis of
                  financial condition and results of
                  operations                                              14-17

PART II.          OTHER INFORMATION

Item 6.           Exhibits and reports on Form 8-K                           18

SIGNATURES                                                                   19

                         EVANS ENVIRONMENTAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 1996 AND MARCH 31, 1996

                                                 JUNE 30, 1996   MARCH 31, 1996
                                                 -------------   --------------
             ASSETS                               (UNAUDITED)
Current assets:
     Cash                                         $   448,402     $   178,121
     Restricted cash                                   33,020         154,749
     Marketable securities                             30,000          75,000
     Accounts receivable, net                         713,169         792,929
     Note receivable                                  750,000            -
     Net assets of discontinued operations               -          1,037,971
     Prepaid expenses & other                         295,039         354,974
                                                  -----------     -----------
          Total current assets                      2,269,630       2,593,744

Amounts due under state reimbursement
 program                                              874,320         832,922
Property & equipment, net                             527,647         573,813
Goodwill, net                                         921,665         946,554
Long term note receivable                             250,000            -
Other assets                                          298,525         298,859
                                                  -----------     -----------
          Total assets                            $ 5,141,787     $ 5,245,892
                                                  ===========     ===========

   LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                             $ 1,260,132     $ 1,861,425
     Accrued expenses                                 535,194         604,459
     Payroll taxes                                    383,528       1,051,688
     Related party note payable                        85,000          85,000
     Current portion of capital lease
      obligations & notes payable                   1,180,174       1,197,262
                                                  -----------     -----------
          Total current liabilities                 3,444,028       4,799,834

Notes payable, net of current portion                 931,206         873,113
Commitments & contingencies                               -              -

Stockholders' equity (deficit):
     Series A preferred stock:
        $.001 par value, 5,000,000 authorized,
        none issued and outstanding                       -              -
     Common stock:
        $.012 par value, 25,000,000 authorized,
        issued and outstanding:
        June 30, 1996  - 4,740,126
        March 31, 1996 - 4,590,126                     56,882          55,082
     Additional paid in capital                     6,746,198       6,635,498
     Net unrealized loss on marketable
      securities                                      (45,000)           -
     Retained earnings (deficit)                   (5,991,527)     (7,117,635)
                                                  -----------     -----------
          Total stockholders' equity (deficit)        766,553        (427,055)
                                                  -----------     -----------
          Total liabilities &
           stockholders' equity (deficit)         $ 5,141,787     $ 5,245,892
                                                  ===========     ===========

                   The accompanying notes are an integral part
                          of these financial statements

                         EVANS ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                1996             1995
                                            -----------      -----------

Environmental consulting revenue            $ 1,265,045      $ 1,790,811
                                            -----------      -----------
Direct costs & expenses:
     Direct labor & employee
      benefit costs                             505,550          607,936
     Other direct costs                         278,995          388,932
                                            -----------      -----------
                                                784,545          996,868
                                            -----------      -----------
Gross profit                                    480,500          793,943
                                            -----------      -----------
Other costs & expenses:
     General, administrative &
         other operating costs                  706,396        1,005,227
     Reserve for restructuring                  350,000             -
     Net gain on vendor settlements            (280,981)            -
     Net gain on payroll tax settlement        (934,091)            -
     Other offering cost                           -             151,766
                                             -----------     -----------
Operating income (loss)                         639,176         (363,050)

Other income (expense):
     Gain from equipment sales                    1,000             -
     Interest, net                              (23,104)         (43,678)
                                            -----------      -----------
Income (loss) before income taxes               617,072         (406,728)

Provision for income taxes                         -                -
                                            -----------      -----------
Income (loss) from continuing operations        617,072         (406,728)

Discontinued operations:
     Income from discontinued operations           -              85,500
     Gain on disposal                           509,036             -
                                            -----------      -----------
                                                509,036           85,500
                                            -----------      -----------
Net income (loss)                           $ 1,126,108      $  (321,228)
                                            ===========      ===========
Income (loss) per share from:
     Continuing operations                  $       .08      $      (.15)
     Discontinued operations                        .07              .03
                                            -----------      -----------
                                            $       .15      $      (.12)
                                            ===========      ===========

                   The accompanying notes are an integral part
                          of these financial statements

                         EVANS ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                         1996           1995
                                                     -----------    -----------
Operating activities:
     Net income (loss)                               $ 1,126,108    $  (321,228)
     Adjustments to reconcile net income
      (loss) to net cash used in
      in operating activities:
        Depreciation & amortization                       65,255         80,960
        Gain on sale of equipment                         (1,000)          -
        Other                                             10,545         29,913
        Discontinued operations                         (509,036)       (85,500)
        Changes in operating assets & liabilities:
           Accounts receivable                            79,760       (240,725)
           Prepaid expenses & other                       59,935         78,588
           Amounts due under state reimbursement
            program                                      (41,398)        15,329
           Other assets                                      334            303
           Accounts payable                             (601,293)        45,023
           Accrued expenses                              (69,265)       (64,616)
           Payroll taxes                                (668,160)       (15,134)
                                                     -----------    -----------
        Net cash used by operating activities of:
            Continuing operations                       (548,215)      (477,087)
            Discontinued operations                         -           (19,843)
                                                     -----------    -----------
Net cash used by operating activities                   (548,215)      (496,930)

Investing activities:
     Restricted cash                                     121,729           -
     Proceeds from disposal of discontinued
      operations, net of expenses                        547,007           -
     Proceeds from disposal of equipment                   1,000           -
     Purchases of equipment                               (4,745)       (17,196)
                                                     -----------    -----------
Net cash provided (used) by
 investing activities                                    664,991        (17,196)

                   The accompanying notes are an integral part
                          of these financial statements

                         EVANS ENVIRONMENTAL CORPORATION

                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                         1996           1995
                                                     -----------    -----------
Financing activities:
     Proceeds from original issuance of stock        $      -       $   476,500
     Proceeds from warrant exercise                      112,500           -
     Costs associated with issuance of stock                -          (125,546)
     Proceeds from notes payable                          62,881           -
     Payments on capital lease obligations
      and notes payable                                  (21,876)       (60,578)
                                                     -----------    -----------
Net cash provided by financing activities                153,505        290,376
                                                     -----------    -----------
Net increase (decrease) in cash                          270,281       (223,750)

Cash, beginning of period                                178,121        300,743
                                                     -----------    -----------
Cash, end of period                                  $   448,402    $    76,993
                                                     ===========    ===========

                   The accompanying notes are an integral part
                          of these financial statements

                         EVANS ENVIRONMENTAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 1.      BUSINESS

         Evans Environmental Corporation (the "Company") is engaged, through its wholly-owned subsidiaries, in environmental consulting and other environmental related services (the "Consulting Division"). Until April 3, 1996, the Company was also engaged in the production and sale of cable products (the "Cable Products Division").

 2.      SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL STATEMENTS: The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1996 has been derived from the audited financial statements as of the period ended March 31, 1996, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the three months ended June 30, 1996 and 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1996.

         PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

         PER SHARE DATA: Per share data is based on the weighted average number of shares of common stock, 7,582,202 and 2,714,796 for the quarters ended June 30, 1996 and June 30, 1995, respectively. For the 96 Quarter 4,085,101 common stock options and warrants which are common stock equivalents were assumed to be exercised for computation of earnings per share under the treasury stock method. For the period ended June 30, 1995, common stock equivalents have not been included in the weighted average number of shares as they are anti-dilutive.

         DISCONTINUED OPERATIONS: During April 1996, ABC Cable Products, Inc., a wholly-owned subsidiary, ceased operations and disposed of all of its operating assets. As such, the Company has treated the Cable Products Division as discontinued operations for all periods presented.

         PRESENTATION: Certain amounts previously reported have been reclassified to conform to the Fiscal 1997 financial statement presentation.

                         EVANS ENVIRONMENTAL CORPORATION

                                   (UNAUDITED)

 3.      SALE OF CABLE PRODUCTS DIVISION

         On April 3, 1996, ABC Cable Products, Inc. ("ABC"), a wholly-owned subsidiary, ceased operations and sold all of its operating assets for an aggregate of $550,000 in cash and a promissory note in the amount of $1,000,000. In addition, at closing, the purchaser assumed certain liabilities of ABC aggregating $595,049. The promissory note, which is fully collateralized by certain irrevocable letters of credit, has payment dates of July 1, 1996 ($500,000), March 5, 1997 ($250,000) and
         September 5, 1997 ($250,000). The September 5, 1997 payment will automatically accelerate if certain of the underlying letters of credit are not renewed. The July 1996 payment was received in a timely manner.

         In April 1996, the Company recorded a gain of $509,036, net of costs associated with the transaction, on the sale of its Cable Products Division.

 4.      VENDOR SETTLEMENTS

         During April 1996, the Company executed a Composition Agreement with certain of its trade creditors. The Company, due to its limited cash flow situation, began negotiating with these creditors in September 1995. These creditors formed an Informal Creditors Committee, who hired both legal and accounting professionals. Negotiations were finalized in April 1996, with over 75% of the creditors accepting a payout of $.20 for each $1.00 of their allowed claim. The payout was made in April 1996 from funds that the Company had previously put into escrow. The Company continues to negotiate with the creditors who rejected the Company's offer. In the three months ended June 30, 1996, the Company recorded a benefit, net of expenses, of approximately $281,000 related to completed vendor settlements.

 5.      SETTLEMENT OF DELINQUENT PAYROLL TAXES

         On June 28, 1996, the Consulting Division and the IRS completed an Offer in Compromise Agreement settling all outstanding issues and disputes. In connection with the settlement the Consulting Division paid the IRS an aggregate of $350,000 and agreed to waive certain net operating tax loss carryforwards. The net operating loss carryforwards waived would have been available to offset future taxable income. As a direct result of this settlement, in June 1996, the Company recorded a gain of approximately $934,000, net of professional fees and costs. The Company, including the Consulting Division, has no other outstanding disputes with the IRS or delinquent payroll taxes.

                         EVANS ENVIRONMENTAL CORPORATION

                                   (UNAUDITED)

 6.      RESERVE FOR RESTRUCTURING

         During the first quarter of Fiscal 1997, the Company recorded a special charge of $350,000 for the restructuring of its operations and integration with American Remedial Technologies, Inc., which was acquired on July 8, 1996. These costs include accruals for severance pay, real and personal property lease terminations, relocation costs for certain offices and other costs associated with a streamlining of operations and administrative functions. These costs are expected to be paid or settled during the 1997 fiscal year.

 7.      SUBSEQUENT EVENTS

         STRATEGICA LOAN REPAYMENT: On July 12, 1996, the Company repaid the outstanding loan balance of $1,139,875 under the Strategica line of credit.

         REGULATION S OFFERING: On July 8, 1996, the Company completed a Regulation S stock offering. The offering involved a sale of 9,000,000 shares of Common Stock at an offering price of $.90 per share generating gross proceeds to the Company of $8,100,000. The offshore placement agent (the "Placement Agent") handling the offering entered into an agency agreement which provided for a cash management and selling fee aggregating $607,500, or 7.5% of the gross proceeds. In addition, the Placement Agent received broker warrants to purchase 630,000 shares of Common Stock, exercisable at $1.00 per share until July 8, 1998 and was reimbursed for out of pocket expenses of approximately $140,000. Thus, net cash proceeds to the Company in connection with this offering were approximately $7,352,500.

         ACQUISITION OF AMERICAN REMEDIAL TECHNOLOGIES: On July 8, 1996, the Company acquired all the outstanding stock of American Remedial Technologies, Inc. ("ART"). ART operates a soil remediation facility in Lynwood, California. The acquisition of ART will involve the Company in thermal remediation, a natural outgrowth of its current environmental consulting and remediation activities. The acquisition is to be accounted for as a purchase and, accordingly, the purchase price will be allocated to the acquired assets and assumed liabilities, based on their respective fair values. The excess of the purchase price over the fair values of assets acquired will be amortized over 15 years on a straight line basis.

                         EVANS ENVIRONMENTAL CORPORATION

                                   (UNAUDITED)

8. SUBSEQUENT EVENTS (CONTINUED)

         ACQUISITION OF AMERICAN REMEDIAL TECHNOLOGIES (CONTINUED): The purchase price of ART consisted of a cash payment of $6,000,000, the issuance of 3,000,000 shares of unregistered Common Stock and the issuance of 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible, subject to an earn-out formula, up to a maximum of 10,000,000 shares of Common Stock. Furthermore, Mr. Enrique A. Tomeu, the current ART President, has become the Chief Executive Officer of the Company.

         The Series B Convertible Preferred Stock, $.001 par value per share (the "Series B"), is not entitled to receive any dividends. The Series B has a liquidation value of $.75 per share. The holders of the Series B are entitled to elect six members to the Company's Board of Directors.

         PRO FORMA INFORMATION: The following pro forma balance sheet gives effect to the sale of 9,000,000 shares of the Company's Common Stock pursuant to the Regulation S offering and the acquisition of ART, both events which are described therein, as if they occurred on March 31, 1996. For purposes of the pro forma statement of operations, it has been assumed that the offering and acquisition occurred on April 1, 1995. In preparing the pro forma financial information, no adjustments have been made to operations for the impact of certain anticipated operational and administrative efficiencies. The pro forma financial information is not necessarily indicative of the results of operations that necessarily would have occurred had the foregoing transactions been in effect on the dates and for the periods indicated or which may result in the future.

         The pro forma financial statements included herein are presented with this Form 10QSB in lieu of being filed as an amendment to Form 8-K dated July 22, 1996 reporting the acquisition of ART.


                        EVANS ENVIRONMENTAL CORPORATION
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996

                                                             PRO FORMA                UNAUDITED
                                            HISTORICAL       ADJUSTMENTS              PRO FORMA
                                            ----------       -----------              ---------
                 ASSETS

Cash                                       $   332,870       $ 1,364,240    (a)      $ 1,697,110
Accounts receivable, net                       792,929           571,166               1,364,095
Net assets of discontinued operations        1,037,971               -                 1,037,971
Prepaid expenses & other                       429,974            46,114                 476,088
                                           -----------       -----------             -----------
      Total current assets                   2,593,744         1,981,520               4,575,264

Amounts due under state reimbursement
   program                                     832,922               -                   832,922
Property & equipment, net                      573,813         1,733,585               2,307,398
Goodwill, net                                  946,554         5,748,413               6,694,967
Other assets                                   298,859           519,924                 818,783
                                           -----------       -----------             -----------
      Total assets                         $ 5,245,892       $ 9,983,442             $15,229,334
                                           ===========       ===========             ===========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                           $ 1,861,425       $   351,414             $ 2,212,839
Accrued expenses & other                       604,459           206,595                 811,054
Delinquent payroll taxes                     1,051,688               -                 1,051,688
Current portion of notes & capital lease
   obligations                               1,282,262            58,545               1,340,807
                                           -----------       -----------             -----------
      Total current liabilities              4,799,834           616,554               5,416,388
                                           -----------       -----------             -----------
Notes payable                                  873,113           124,388                 997,501
Notes payable to affiliated company                -             400,000                 400,000
                                           -----------       -----------             -----------
      Total long-term debt                     873,113           524,388               1,397,501
                                           -----------       -----------             -----------
Stockholders' equity (deficit):
   Series A Preferred stock                        -                 -                       -
   Series B Preferred stock                        -              10,000    (c)           10,000
   Common stock                                 55,082           144,000    (b)          199,082
Additional paid in capital                   6,635,498         8,688,500 (a)(b)(c)    15,323,998
Accumulated deficit                         (7,117,635)              -                (7,117,635)
                                           -----------       -----------             -----------
      Total stockholders' equity (deficit)    (427,055)        8,842,500               8,415,445
                                           -----------       -----------             -----------
      Total liabilities & stockholders'
         equity (deficit)                  $ 5,245,892       $ 9,983,442             $15,229,334
                                           ===========       ===========             ===========

Notes:
(a) Reflects net proceeds of $7,352,500 received from the common stock offering less cash payment of $6,000,000 for acquisition of ART.
(b) Reflects issuance of 9,000,000 and 3,000,000 shares of common stock from sale of shares in offering at $.90 per share, net of offering costs, and stock consideration given for acquisition of ART estimated at a total value of $1,000,000, respectively.
(c) Reflects issuance of 1,000,000 shares of Series B preferred stock given for acquisition of ART estimated at a total value of $500,000


                         EVANS ENVIRONMENTAL CORPORATION
                  PRO FORMA CONDENSED STATEMENTS OF OPERATIONS
                                 MARCH 31, 1996


                                                                     PRO FORMA           UNAUDITED
                                      HISTORICAL         ART        ADJUSTMENTS          PRO FORMA
                                     -----------    -----------     -----------        ------------
Revenues:
   Consulting services               $ 5,721,221    $       -        $     -           $  5,721,221
   Soil remediation                          -        1,503,774            -              1,503,774
                                     -----------    -----------      ---------         ------------
      Total revenues                   5,721,221      1,503,774            -              7,224,995
                                     -----------    -----------      ---------         ------------
Direct costs & expenses:
   Direct labor & employee
      benefit costs                    1,990,786        236,962            -              2,227,748
   Other direct costs & expenses       1,306,325      1,015,798            -              2,322,123
                                     -----------    -----------      ---------         ------------
      Total direct costs & expenses    3,297,111      1,252,760            -              4,549,871

Other costs & expenses:
   General, administrative &
      other operating costs            4,049,449      1,471,016        383,228 (a)        5,903,693
   Write down for closed offices         629,518            -              -                629,518
                                     -----------    -----------      ---------         ------------
      Total operating and other
         costs & expenses              7,976,078      2,723,776        383,228           11,083,082
                                     -----------    -----------      ---------         ------------
Operating loss                        (2,254,857)    (1,220,002)      (383,228)          (3,858,087)

Other expense, net                      (187,388)      (415,703)           -               (603,091)
                                     -----------    -----------      ---------         ------------
Loss before income taxes              (2,442,245)    (1,635,705)      (383,228)          (4,461,178)
Provision from income taxes                  -              -              -                    -
                                     -----------    -----------      ---------         ------------
Loss from continuing operations       (2,442,245)    (1,635,705)      (383,228)          (4,461,178)

Income from discontinued operations,
   net of taxes                          390,880            -              -                390,880
                                     -----------    -----------      ---------         ------------
Net loss                             $(2,051,365) $  (1,635,705)     $(383,228)        $ (4,070,298)
                                     ===========  =============      =========         ============
(Loss) income per share from: (b)
   Continuing operations                                                               $      (0.28)
   Discontinued operations                                                                     0.02
                                                                                       ------------
                                                                                       $      (0.26)
                                                                                       ============

Notes:
(a) Reflects additional amortization of goodwill associated with the ART acquisition amortized over 15 years on the straight line basis.
(b) Pro forma earnings per common share computed after giving effect to the issuance of 9,000,000 and 3,000,000 shares related to the Regulation S offering and the ART acquisition, respectively.

                         EVANS ENVIRONMENTAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

 9.      GOING CONCERN

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant net losses for the years ended March 31, 1996 and 1995 and, at March 31, 1996 its current liabilities exceeded its current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management has taken measures to address the Company's going concern issue. As discussed above, subsequent to March 31, 1996, management sold the operating assets of the Cable Products Division, executed a Composition Agreement with certain of its trade creditors and settled its delinquent payroll tax matter with the IRS. In addition, management completed a Regulation S stock offering on July 8, 1996. A substantial portion of the net proceeds from the stock offering were used by the Company to acquire all of the outstanding stock of ART and repay the outstanding balance of the Strategica line of credit. The acquisition of ART will involve the Company in thermal remediation, a natural outgrowth of its current environmental consulting and remediation activities. Management is also continuing to evaluate the need for future cost saving measures.

         In the absence of obtaining profitable operations or obtaining additional debt or equity financing the Company may not have sufficient funds to continue operations in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS

         During the fiscal year ended March 31, 1996 ("Fiscal 96"), the Company incurred a net loss of $2,051,365, primarily from its Consulting Division. These losses, from operations began in prior years and continued through June 30, 1996, are attributable to the Company's lack of sustained revenue growth, inability to balance associated labor costs and other operational costs. The Company took certain significant cost saving actions during Fiscal 96 and continues to do so, including significant labor reductions, restructuring of underperforming offices, closing of unprofitable offices, reductions of corporate overhead and other cost saving measures. Although these cost saving measures have not returned the Company to profitability, management believes that the Company can return to sustained and profitable revenue growth, although no assurances can be given. Management will continue to evaluate any additional cost savings measures and focus on new marketing efforts to increase revenues from its existing offices.

         On April 3, 1996 the Company sold all the operating assets and ceased operations of ABC Cable Products, Inc. ("Cable Products Division"), a wholly owned subsidiary, for an aggregate of $550,000 in cash and a promissory note in the amount of $1,000,000. In addition, the purchaser assumed certain liabilities of ABC aggregating $595,049. From this sale the Company recorded a net gain of $509,036.

         Revenues for the quarter ended June 30, 1996 (the "96 Quarter") decreased by $525,766 or 29.36% to $1,265,043 from $1,790,811 in the corresponding period of the prior fiscal year (the "95 Quarter"). This decrease in revenue is primarily attributable to the closing of the New York office during Fiscal 96 and significant revenues recorded in the 95 Quarter from a nonrecurring emergency response contract involving the derailment of a railcar that was transporting hazardous material. The Company's direct costs and expenses, as a percentage of revenue, increased to 62.02% in the 96 quarter from 55.67% in the 95 Quarter. This increase is directly attributable to the high profit margin associated with the emergency response project performed in the 95 Quarter. Direct costs consist of all labor, employee benefit costs and other expenses directly related to the production of revenue on a project. Other direct costs also includes sub-contractors, suppliers and other revenue generating expenses.

         Gross margin as a percentage of revenue was 37.98% and 44.33% in the 96 Quarter and 95 Quarter, respectively. The decrease in gross margin of approximately 6% is directly attributable to the more profitable emergency response project performed in the 95 Quarter as mentioned above.

         General, administrative and other operating costs were $706,396 in the 96 Quarter, a decrease of approximately $299,000 or 30% from the 95 Quarter, The decrease is primarily related to the closing of the New York office during Fiscal 96, which had approximately $96,000 of expenses in the 95 Quarter and the realignment and termination of certain personnel and the reduction of office costs during Fiscal 96. The reduction of these costs resulted in savings of approximately $84,000. Penalties and interest costs accrued to the Internal Revenue Service were $55,000 in the 95 Quarter and none in the 96 Quarter as a result of the Company's settlement with the Internal Revenue Service. Professional fees and other operating costs were approximately $64,000 greater in the 95 Quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS (CONTINUED)

         The 96 Quarter also includes several nonrecurring operating transactions totaling a net gain of $865,072. One of these non-recurring transactions was a charge to earnings of $350,000 for the Company's restructuring plans initiated in the 96 Quarter for the streamlining of operations and administrative functions and integration with ART. During the 96 Quarter the Company reached a settlement with certain of its trade creditors who accepted a payout of $.20 for each $1.00 of their allowed claim. This settlement resulted in a net gain of $280,981 for the Company. In addition, on June 28, 1996, the Consulting Division completed an Offer in Compromise Agreement with the IRS settling all outstanding issues and disputes related to delinquent payroll taxes. As a direct result of this settlement, the Company recorded a gain of $934,091, net of professional fees and costs.

         In the 95 Quarter, the Company paid a $151,766 finder's fee in connection with an unsuccessful Regulation S offering and accordingly, the Company expensed the full amount of the finder's fee.

         Income from continuing operations of $617,072 in the 96 Quarter was a $1,023,800 increase over the $406,728 loss in the 95 Quarter. Loss from continuing operations, excluding the nonrecurring operating transactions described above, was $248,000 in the 96 Quarter and $254,962 in the 95 Quarter, a decrease in losses of $6,962 between the comparable periods despite the decrease in revenue of $525,766 from the 95 Quarter to the 96 Quarter.

         Net income of $1,126,108 in the 96 Quarter was $1,447,336 higher than the 95 Quarter net loss of $321,228.

     LIQUIDITY AND CAPITAL RESOURCES:

         For the 96 Quarter, the Company's primary source of liquidity was approximately $660,000 in cash from the proceeds on the sale of its Cable Products division and exercise of certain warrants.

         The Company's working capital ratio increased to .66 at June 30, 1996 from .54 at March 31, 1996. As of June 30, 1996, the Company had a working capital deficit of $1,174,398 representing a $1,031,692 reduction from the March 31, 1996 working capital deficit of $2,206,090. The decrease in the working capital deficit is primarily attributable to the sale of its Cable Products division and the IRS settlement.

         On July 8, 1996, the Company completed a Regulation S stock offering. The offering involved the sale of 9,000,000 shares of Common Stock at an offering price of $.90 per share generating gross proceeds to the Company of $8,100,000. The offshore placement agent handling the offering entered into an agency agreement which provided for a cash management and selling fee aggregating $607,500, or 7.5% of the gross proceeds and broker warrants to purchase 630,000 shares of Common Stock, exercisable at $1.00 per share until July 8, 1998. In addition it was reimbursed for out pocket expenses of approximately $140,000. Net cash proceeds to the Company in connection with this offering were approximately $7,352,500, of which a substantial portion was used for the ART acquisition and reduction of outstanding debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

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

         In April 1996, ABC Cable Products, Inc. a wholly owned subsidiary, ceased operations and disposed of all of its operating assets for an aggregate of $1,550,000 in cash and a promissory note and the assumption by the buyer of $595,049 of ABC's liabilities. ABC received at closing $550,000 cash and a promissory note in the amount of $1,000,000. The note, which is fully collateralized by certain irrevocable letters of credit, has payment dates of July 1, 1996 ($500,000), March 5, 1997 ($250,000) and September 5, 1997 ($250,000).
         The July 1, 1996 payment was received on time and was used to reduce the then outstanding balance of the Strategica line of credit. The Company is currently negotiating with a local bank for a $500,000 revolving bank loan collateralized by the foregoing letters of credit.

         In April 1996, the Company executed a Composition Agreement with certain of its trade creditors. The Company, due to its limited cash flow situation, began negotiating with these creditors in September 1995. Negotiations were finalized in April 1996, with over 75% of the creditors accepting a payout of $.20 for each $1.00 of their allowed claim. The payout was made in April 1996 from funds that the Company had previously put into escrow. In April 1996, the Company recorded a benefit, net of expenses, of approximately $281,000 related to these completed vendor settlements.

         The Company has no material commitments for capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company intends to fund its current operations from the combination of cash on hand, cash generated from operations, potential new equity from the possible exercise of outstanding warrants, as well as costs savings generated from its restructuring measures. These sources of capital are expected to largely fund the Company's current operations through March 31, 1997. Management expects a return to profitability in Fiscal 1997. However, if the Company does not return to profitability, then absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, except the $500,000 revolving bank loan currently being negotiated, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

PART II.    OTHER INFORMATION

     ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

                      (a) Audited financial statements of American Remedial Technologies, Inc. for the Fiscal periods ended March 31, 1996 and 1995.

                      (b)(i) Form 8-K dated April 17, 1996 incorporated by reference, reporting the sale and disposal of substantially all operating assets of ABC Cable Products, Inc. a wholly owned subsidiary on April 3, 1996.

                      b(ii) Form 8-K dated July 22, 1996 incorporated by reference, reporting the acquisition of all the outstanding stock of American Remedial Technologies, Inc. on July 8, 1996. The unaudited financial and Pro Forma financial information of this acquisition are being filed with this Form 10QSB.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EVANS ENVIRONMENTAL
                                   CORPORATION

August 19, 1996                    By: /s/ DAVID C. LANGLE
                                       -----------------------------
                                       David C. Langle, Chief Financial Officer
                                       on behalf of the Registrant and as
                                       Principal Accounting Officer