Form 10KSB/A
period 1996-03-31
EVANS ENVIRONMENTAL CORP
filed 1996-09-18
CIK 818675

========================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
[FEE REQUIRED]

                    For the fiscal year ended MARCH 31, 1996

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
[NO FEE REQUIRED]

                         Commission File Number 0-16322

                         EVANS ENVIRONMENTAL CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           COLORADO                                              84-1061207
- -------------------------------                               ---------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

99 S.E. FIFTH STREET, FOURTH FLOOR, MIAMI FLORIDA                        33131
- -------------------------------------------------                       -------
     (Address of Principal Executive Offices)                         (Zip Code)

                                 (305) 374-8300
                     ---------------------------------------
                 Issuer's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.012 PAR VALUE
                      ---------------------------------
                                 Title of Class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X         No ___

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

Transitional Small Business Disclosure format (check one):

                         Yes___           No X

THIS FORM 10-KSB/A AMENDS THE FORM 10-KSB DATED JULY 12, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 The directors and officers of the Company as of July 12, 1996 are as follows:

                                                                              IN OFFICE
          NAME             AGE               POSITION(S)                        SINCE
- -----------------------    ---     --------------------------------           ---------
Wendell R. Anderson        63    Director                                       1994

Leon S. Eplan              67    Director                                       1993

Dr. Charles C. Evans       39    Chairman of the Board of Directors             1993

Kelly Evans                35    Secretary, Chief Administrative Officer        1993
                                  and Director

Richard D. Salpeter        59    Director                                       1993

Scott E. Salpeter          37    Vice President, Treasurer, and Director        1993

Enrique A. Tomeu           41    President, Chief Executive Officer and         1996
                                  Director

         As indicated below, the following have been nominated to become Series B Preferred Stock directors of the Company effective July 16, 1996.

          NAME             AGE         POSITION
- -------------------------  ---     ------------------
Antonio L. Contreras, Jr.  45      Director

John B. McCracken          50      Director

Enrique J. Tomeu, Sr.      63      Director

Robert J. Underbrink       35      Director

Carlos M. Vergara          34      Director

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

     RICHARD D. SALPETER was appointed to the Board in January 1993. Mr. Salpeter also serves on the Compensation and Audit Committees of the Board of Directors. Mr. Salpeter has been the president and a director of Joshua Management, Inc., a management consulting firm, from 1987 until June 30, 1995 and was the president and a director of Nova Distributing Co., Inc. ("Nova"), a paper goods and chemical distributor from November 1990 until March 1993. In June 1992, Nova filed a petition for relief under the federal bankruptcy laws, and the proceeding was converted to a liquidation proceeding under Chapter 7 of the Bankruptcy Code in March 1993.

     SCOTT E. SALPETER became a member of the Board in January 1993, at which time he was elected Treasurer and Chief Financial Officer. He became Vice President in September 1993. Mr. Salpeter also serves on the Board's Compensation Committee. From 1989 through 1992, Mr. Salpeter was the chief financial officer of Alco International Group, Inc., a public company then primarily engaged in marine transportation. From 1988 through 1991, he was the company secretary of Keller Industries Limited, a public company engaged in the business of pipeline rehabilitation. Mr. Salpeter also serves as a business consultant to various other companies, a business in which he has been engaged since 1987. Mr. Salpeter was an officer of Nova, beginning in November 1990. In June 1992, Nova filed a petition for relief under the federal bankruptcy laws, and the proceeding was converted to a liquidation proceeding under Chapter 7 of the Bankruptcy Code in March 1993.

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

     ANTONIO L. CONTRERAS, JR. joined Sugar Cane Growers Cooperative of Florida in 1984 and is currently the vice president of marketing and legislative affairs. Mr. Contreras is also on the Board of Directors and the Executive Committee of Florida Sugar Marketing and Terminal Association. He is past president and currently a director of the Florida Molasses Exchange, Inc. Mr. Contreras is a past director of the Florida Sugar Cane League. Mr. Contreras is a graduate of the University of Miami where he obtained his Bachelor of Business Administration and has a Masters of International Marketing from Thunderbird Graduate School of International Management at Glendale, Arizona.

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

     ENRIQUE J. TOMEU (SR.) has owned and operated fertilizer and chemical plants for over 35 years. He is currently a principal in several fertilizer trading and plant operations in four countries in North and South America. Mr. Tomeu has built six fertilizer bulk blending plants. He founded, operated and sold companies in the agri-business, trucking and mining industries, in the last four decades. Mr. Tomeu has served on the Board of Directors of Flagship Bank and Suburban Bank Shares.

     ROBERT J. UNDERBRINK is general manager of King Ranch-Florida, an agribusiness division of King Ranch, Kingsville, Texas. Mr. Underbrink started with King Ranch-Florida in 1984 and became general manager in 1987. King Ranch-Florida grows and markets sugar cane and sod at the Florida site, and Mr. Underbrink directs and manages all activities of the operation. Mr. Underbrink has a Bachelor of Science degree in Agricultural Business from Texas A & I University, Kingsville, Texas. Mr. Underbrink is a member of the Board of Directors of Sugar Cane Growers Cooperative of Florida and is treasurer of the Florida Rice Council, Inc.

     CARLOS M. VERGARA since August, 1994 has been the president of Gargrove, Inc., a citrus grove, and since October, 1994 has been chairman of the board of Takaho Corporation. Since 1987, Mr. Vergara has been a senior vice president of Sovereign Venture Capital, Inc., general partner of

Sovereign Capital Group, Coral Gables, Florida, a registered SEC investment advisory company. He has a degree in Political Science from the American College in Paris.

     Directors are elected annually at the Company's annual shareholders' meeting. Each director of the Company serves until his successor is elected and qualified or until the earlier of death, resignation, removal or disqualification of the director. The officers of the Company serve at the pleasure of the Board of Directors.

     Dr. Charles C. Evans and Kelly Evans are brother and sister. Richard D. Salpeter and Scott E. Salpeter are father and son, respectively. Enrique A. Tomeu and Enrique J. Tomeu, Sr. are father and son. Enrique A. Tomeu, Carlos Vergara and Tony Contreras are brothers-in-law. Carlos Vergara and Tony Contreras are the son-in-laws of Enrique J. Tomeu, Sr.

NEW CHIEF FINANCIAL OFFICER

     Effective July 16, 1996, David C. Langle, 46, will replace Scott Salpeter as the Company's chief financial officer. Mr. Langle has 16 years of experience in public and private accounting and business management. Prior to his employment with American Remedial Technologies, Inc. in May, 1995 he served in various senior management capacities as vice president, chief financial officer and director for two public companies, Solar Financial Services, Inc. (1993 to 1995) and Frenchtex, Inc. (1991 to 1993). In March, 1995, Solar Financial Services, Inc. filed a petition for relief under the federal bankruptcy laws, and the proceeding was converted to a liquidation proceeding under Chapter 7 of the Bankruptcy Code in June, 1995. During Mr. Langle's tenure at Frenchtex, he also served as financial director and acting general manager of the Company's European manufacturing subsidiary. From 1982 to 1991, Mr. Langle was employed by the Miami office of Spicer & Oppenheim, an international accounting and consulting firm where he completed his tenure as an audit partner. He has a Bachelor of Science degree in Accounting and Business Administration from the University of Illinois at Chicago and he maintains professional registration as a certified public accountant in the State of Florida.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has established a Compensation Committee, of which Richard Salpeter, Scott Salpeter and Kelly Evans are members. The functions of the Compensation Committee are to review and approve annual salaries and bonuses for all executive officers and review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, including the granting of stock options pursuant to the Company's stock option plans. The chairman of the Compensation Committee is Kelly Evans. The Board of Directors has also established an Audit Committee of which Richard Salpeter and Leon S. Eplan are members. The functions of the Audit Committee are to oversee the Company's chief financial officer, meet periodically with the Company's outside auditors, and generally be responsible for the Company's financial and accounting policies.

SECTION 16  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file forms of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. The Company does not know of any such forms required to be filed during or for the fiscal year ended March 31, 1996 except that Dr. Charles Evans, Scott Salpeter, Kelly Evans, Richard Salpeter, Leon Eplan and Wendell Anderson did not file any Forms 4 or Forms 5 with respect to 2,500, 3,750, 5,000, 5,000, 3,750 and 2,500 options, respectively, which they received during the fiscal year ended March 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended March 31, 1996, 1995 and 1994 to the Company's Chief Executive Officer, the only employee whose aggregate compensation exceeded $100,000 for the fiscal year ended March 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                                                             COMPENSATION
                                                                                             ------------

                                              ANNUAL COMPENSATION                               AWARDS
                                     ----------------------------------------           ---------------------
         NAME AND                                                                       SECURITIES UNDERLYING
   PRINCIPAL POSITION                YEAR           SALARY              BONUS                  OPTIONS
- -----------------------              ----           ------              -----           ---------------------

John C. "Jack" Reynolds,             1996         $164,500               $0                   200,000
  Interim President And              1995           $7,000               $0                    31,250
Chief                                1994               $0               $0                         0
  Executive Officer(1)

- ----------------
(1) Mr. Reynolds was employed as Interim President through July 11, 1996 pursuant to a consulting arrangement with R.G. Quintero & Co. ("Quintero"), a privately owned accounting and consulting company. None of the above compensation was paid to Mr. Reynolds. All compensation payments and option issuances was made to directly quintero. Mr. Reynolds is not a shareholder, officer or director of Quintero.

                      OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information concerning options granted during the Company's 1996 fiscal year for the person named in the Summary Compensation Table.


                                                          PERCENT OF
                                     NUMBER OF           TOTAL OPTIONS
                                     SECURITIES           GRANTED TO           EXERCISE
                                     UNDERLYING          EMPLOYEES IN          OR BASE          EXPIRATION
             NAME                 OPTIONS GRANTED         FISCAL YEAR        PRICE ($/SH)          DATE
- -----------------------           ---------------        ------------        ------------       ----------
John C. "Jack" Reynolds                200,000                63%             $0.29-$0.31      Sept 13, 1997
(1)

- ----------
(1) Mr. Reynolds was employed as Interim President through July 11, 1996 pursuant to a consulting arrangement with Quintero. None of the above options was issued to Mr. Reynolds, but were issued directly to Quintero. Mr. Reynolds is not a shareholder, officer or director of Quintero.

                           AGGREGATED OPTION EXERCISES
              IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning the value of unexercised stock options at the end of the Company's 1996 fiscal year for the person named in the Summary Compensation Table.

                                                                                               VALUE OF
                                                             NUMBER OF SECURITIES             UNEXERCISED
                                                            UNDERLYING UNEXERCISED           IN-THE-MONEY
                                SHARES                            OPTIONS AT               OPTIONS AT FISCAL
                             ACQUIRED ON       VALUE            FISCAL YEAR END              YEAR END ($)
    NAME                       EXERCISE       REALIZED     EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
- --------------                 --------       --------      ------------------------     ------------------------
John C. "Jack" Reynolds(1)         0             0              231,250/0                  $77,469/$0


- -------------
(1) Mr. Reynolds was employed as Interim President through July 11, 1996 pursuant to a consulting arrangement with Quintero. None of the above options was issued to Mr.Reynolds, but were issued directly to Quintero. Mr. Reynolds is not a shareholder, officer or director of Quintero.

COMPENSATION ARRANGEMENTS

         EMPLOYMENT AGREEMENT

     Enrique A. Tomeu is employed as the chief executive officer and president of the Company pursuant to a four year employment agreement dated as of July 8, 1996. As compensation thereunder, Mr. Tomeu receives an annual salary of $150,000, an automobile, a $900 per month non-accountable expense allowance, an expense account for business travel and other expenses, six weeks' paid vacation annually, health insurance for himself and his family, and a $3,000,000 life insurance policy on his life payable to his designees. Upon termination of his employment with the Company for other than cause (as defined in the agreement), Mr. Tomeu is entitled to convert any Series B Convertible Preferred Stock which he then may own to Common Stock as though the earnouts had been earned. As a part of his employment agreement, Mr. Tomeu has agreed not to compete with the Company's business for a period of one year following his voluntary resignation or the termination of his employment for cause.

     Dr. Charles Evans is employed by the Company pursuant to a three year employment agreement and a three year consulting agreement both entered into on July 3, 1996. The employment agreement provides for an annual salary of $24,000, a $500 auto allowance, an expense account for business travel and other expenses, and eight weeks' paid vacation annually. The consulting agreement provides for annual fees of $50,000 and an expense account for business travel and other expenses. In addition, Dr. Evans may be entitled to a bonus based on the performance of the Company in the discretion of the Board of Directors. Dr. Evans has agreed not to compete with the Company's business for a period of one year following his voluntary resignation or the termination of his employment with the Company for cause.

     John C. "Jack" Reynolds was employed as Interim President through July 11, 1996 pursuant to a consulting arrangement with Quintero. In consideration for these services, Quintero received a weekly payment of $3,500 and options to purchase 31,250 shares of Common Stock, to be awarded in advance each quarter. In addition, Quintero was reimbursed for all reasonable and necessary out-of-pocket expenses. The Agreement is to be terminated effective July 31, 1996. Mr. Reynolds is not a shareholder, officer or director of Quintero.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information, as of July 12, 1996, regarding the Company's Common Stock and Series B Convertible Preferred Stock owned of record or beneficially by (i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock or Series B Convertible Preferred Stock, (ii) each director and the executive officer named in the Summary Compensation table above and (iii) each person nominated to become a director and (iv) all directors, executive officers, and nominees as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.

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



                                             COMMON STOCK                            PREFERRED STOCK
                                         ----------------------------------       -----------------------------
                                         AMOUNT AND NATURE OF          % OF       AMOUNT AND NATURE OF    % OF
       NAME AND ADDRESS                  BENEFICIAL OWNERSHIP          CLASS      BENEFICIAL OWNERSHIP    CLASS
       ----------------                  --------------------          -----      --------------------    -----
Enrique A. Tomeu                                  8,233,650(1)          35.7%             633,365          6.3%
1000 Southern Blvd., Ste 300
West Palm Beach, Florida 33405

Michael Klein                                     3,585,723(1)          18.4%             275,880         27.6%
100 Shoreline Highway, Ste A190
Mill Valley, California 94941

Strategica Capital Corporation                    2,540,193(2)          13.2%                 --            --
1221 Brickell Avenue, Ste 2600
Miami, Florida 33131

Charles C. Evans                                    726,042(3)           4.3%                 --            --
99 S.E. 5th St., 4th Flr.
Miami, Florida 33131

Richard D. Salpeter                                 422,049(4)           2.5%                 --            --
99 S.E. 5th St., 4th Flr.
Miami, Florida 33131



                                         AMOUNT AND NATURE OF          % OF       AMOUNT AND NATURE OF    % OF
       NAME AND ADDRESS                  BENEFICIAL OWNERSHIP          CLASS      BENEFICIAL OWNERSHIP    CLASS
       ----------------                  --------------------          -----      --------------------    -----

Kelly Evans                                       253,293(5)            1.5%              --               --
99 S.E. 5th St., 4th Flr.
Miami, Florida 33131

Scott E. Salpeter                                 144,355(6)               *              --               --
99 S.E. 5th St., 4th Flr.
Miami, Florida 33131

Leon S. Eplan                                      37,500(7)               *              --               --
55 Trinity Ave., S.W., Suite 1450
Atlanta, GA 30335

Wendell R. Anderson, Esq.                          30,000(8)               *              --               --
720 Baker Building
Minneapolis, MN 55403

Robert J. Underbrink                               10,508(9)               *              --               --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

Tony Contreras                                      8,325(10)              *              --               --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

John C. "Jack" Reynolds                                 0(11)             --              --               --
R.G. Quintero & Co.
145 Fourth Avenue
New York, NY 10003

Enrique J. Tomeu, Sr.                                   --                --              --               --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

John B. McCracken, Esq.                                 --                --              --               --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

Carlos M. Vergara                                       --                --              --               --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

All Directors,  Executive Officers               9,865,722(11)(12)      41.6%         633,365           63.3%
and Nominees as a Group
 (13 persons)


- -------------------
*        Less than 1%.

(1) Includes conversion of 633,365 and 275,880 shares of the Series B Preferred Stock, respectively, for Messrs. Tomeu and Klein at the rate of ten shares of Common Stock for each share of Series B Preferred Stock.

(2) Includes (i) 175,000 shares of Common Stock issuable under warrants granted to a predecessor corporation and (ii) 761,731 shares of Series A Convertible Preferred Stock issuable under warrants. The shares of Series A Convertible Preferred Stock are convertible into 2,285,193 shares of Common Stock.

(3)      Includes 11,200 shares of Common Stock issuable under options.

(4) Includes 9,330 shares of Common Stock owned of record by Joshua Management, Inc., a corporation of which Mr. Salpeter is a principal and options to purchase 317,083 shares of Common Stock owned of record by Mr. Salpeter. Does not include 18,660 shares of Common Stock owned of record by Mr. Salpeter's wife, as to which shares Mr. Salpeter disclaims beneficial ownership.

(5) Includes 217,500 shares of Common Stock issuable under options. Does not include 2,241 shares of Common Stock owned of record by Ms. Evans' husband as to which shares Ms. Evans disclaims any beneficial interest.

(6) Includes 9,330 shares of Common Stock owned of record by Joshua Management, Inc., a corporation of which Mr. Salpeter is a principal, and 13,750 shares of Common Stock issuable under options owned of record by Mr. Salpeter.

(7)      Includes 37,500 shares of Common Stock issuable under options.

(8)      Includes 30,000 shares of Common Stock issuable under options.

(9)      Held jointly with Mr. Underbrink's wife.

(10) Does not include 5,370 shares of Common Stock owned of record by Mr. Contreras' wife as to which shares Mr. Contreras disclaims any beneficial interest.

(11) Does not include 231,250 shares of Common Stock issuable under options granted to Quintero, an accounting and consulting firm of which Mr. Reynold is an employee. Mr. Reynold is not a director, officer, or shareholder of Quintero.

(12) Includes options to purchase 627,033 shares of Common Stock and conversion of 909,245 shares of Series B Preferred Stock at the rate of ten shares of Common Stock for each share of Series B Preferred Stock.

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

     Mr. Enrique A. Tomeu owns 50% of the stock of Terrac Technologies, Inc., a Florida corporation ("Terrac"), which is a possible competitor of the Company. The terms of Mr. Tomeu's employment agreement with the Company permit him to hold not more than 52% of Terrac's stock until no later than July 8, 1997. He is not permitted during the term of his employment or for one year thereafter, if he is terminated for cause or leaves voluntarily, to participate in bids or solicit work in competition with the Company. If he does not sell his Terrac stock by July 8, 1997 or if Terrac is not acquired by the Company by that date, Mr. Tomeu must place his Terrac stock in a blind trust and have no role in the management of Terrac.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 EVANS ENVIRONMENTAL CORPORATION

                                                 By:/S/CHARLES C. EVANS
                                                    ---------------------------
                                                     Charles C. Evans, Chairman
                                                     Date: 16 SEPT., 1996

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the dates indicated.

     SIGNATURE                    TITLE                               DATE
    ----------                    -----                               ----
/S/DAVID C. LANGLE            Chief Financial Officer              9/16, 1996
- --------------------------    Principal Accounting Officer)
David C. Langle

/S/ENRIQUE A. TOMEU           President, Chief Executive           9/16, 1996
- --------------------------    Officer and Director
Enrique A. Tomeu              (Principal Executive Officer)

                              Director                             ____, 1996
- --------------------------
Luis De la Cruz

/S/RAIMUNO LOPEZ-LIMA LEVI    Director                             9/16, 1996
- --------------------------
Raimundo Lopez-Lima Levi

/S/CHARLES C. EVANS           Director                             9/16, 1996
- --------------------------
Dr. Charles C. Evans

/S/JOHN B. MCCRACKEN          Director                             9/16, 1996
- --------------------------
John B. McCracken

/S/LEON S. EPLAN              Director                             9/16, 1996
- --------------------------
Leon S. Eplan

                (Signatures of Directors continued on next page)

/S/WENDELL R. ANDERSON        Director                             9/16, 1996
- --------------------------
Wendell R. Anderson

/S/JOSEPH F. STARTARI         Director                             9/16, 1996
- --------------------------
Joseph F. Statari

/S/ANTONIO L. CONTRERAS       Director                             9/16, 1996
- --------------------------
Antonio L. Contreras, Jr.

/S/ENRIQUE J. TOMEU           Director                             9/16, 1996
- --------------------------
Enrique J. Tomeu, Sr.

/S/ROBERT J. UNDERBRINK       Director                             9/16, 1996
- --------------------------
Robert J. Underbrink

/S/CARLOS M. VERGARA          Director                             9/16, 1996
- --------------------------
Carlos M. Vergara

/S/MICHAEL A. KLEIN           Director                             9/16, 1996
- --------------------------
Michael A. Klein