Form 10QSB/A
period 1996-06-30
EVANS ENVIRONMENTAL CORP
filed 1996-10-10
CIK 818675

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

         (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-16322

                         EVANS ENVIRONMENTAL CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

          COLORADO                                                84-1061207
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

99 S.E. FIFTH STREET,
FOURTH FLOOR, MIAMI, FLORIDA                                         33131
----------------------------------------                          ----------
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

================================================================================
This Form 10QSB/A amends the Form 10-QSB for the quarter ended June 30, 1996.

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
                                                  ===========     ===========

                   The accompanying notes are an integral part
                          of these financial statements

                         EVANS ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                1996             1995
                                            -----------      -----------

Environmental consulting revenue            $ 1,265,045      $ 1,790,811
                                            -----------      -----------
Direct costs & expenses:
     Direct labor & employee
      benefit costs                             505,550          607,936
     Other direct costs                         278,995          388,932
                                            -----------      -----------
                                                784,545          996,868
                                            -----------      -----------
Gross profit                                    480,500          793,943
                                            -----------      -----------
Other costs & expenses:
     General, administrative &
         other operating costs                  706,396        1,005,227
     Reserve for restructuring                  350,000             -
     Other offering cost                           -             151,766
                                             -----------     -----------
Operating income (loss)                        (575,896)        (363,050)

Other income (expense):
     Gain from equipment sales                    1,000             -
     Interest, net                              (23,104)         (43,678)
                                            -----------      -----------
Income (loss) before income taxes              (598,000)        (406,728)

Provision for income taxes                         -                -
                                            -----------      -----------
Income (loss) from continuing operations       (598,000)        (406,728)

Discontinued operations:
     Income from discontinued operations           -              85,500
     Gain on disposal                           509,036             -
                                            -----------      -----------
Income (loss) before extraordinary items:       (88,964)        (321,228)
Extraordinary items:
     Net gain on vendor settlements            (280,981)            -
     Net gain on payroll tax settlement        (934,091)            -
                                            -----------      -----------

Net income (loss)                           $ 1,126,108      $  (321,228)
                                            ===========      ===========
Income (loss) per share from:
     Continuing operations                  $      (.08)     $      (.15)
     Discontinued operations                        .07              .03
     Extraordinary items                            .16               -
                                            -----------      -----------
                                            $       .15      $      (.12)
                                            ===========      ===========


                   The accompanying notes are an integral part
                          of these financial statements

                         EVANS ENVIRONMENTAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                         1996           1995
                                                     -----------    -----------
Operating activities:
     Net income (loss)                               $ 1,126,108    $  (321,228)
     Adjustments to reconcile net income
      (loss) to net cash used in
      in operating activities:
        Depreciation & amortization                       65,255         80,960
        Gain on sale of equipment                         (1,000)          -
        Other                                             10,545         29,913
        Discontinued operations                         (509,036)       (85,500)
        Extraordinary items                           (1,215,072)          -
        Changes in operating assets & liabilities:
           Accounts receivable                            79,760       (240,725)
           Prepaid expenses & other                       59,935         78,588
           Amounts due under state reimbursement
            program                                      (41,398)        15,329
           Other assets                                      334            303
           Accounts payable                             (320,312)        45,023
           Accrued expenses                              259,685        (64,616)
           Payroll taxes                                 (63,019)       (15,134)
                                                     -----------    -----------
        Net cash used by operating activities of:
            Continuing operations                       (548,215)      (477,087)
            Discontinued operations                         -           (19,843)
                                                     -----------    -----------
Net cash used by operating activities                   (548,215)      (496,930)

Investing activities:
     Restricted cash                                     121,729           -
     Proceeds from disposal of discontinued
      operations, net of expenses                        547,007           -
     Proceeds from disposal of equipment                   1,000           -
     Purchases of equipment                               (4,745)       (17,196)
                                                     -----------    -----------
Net cash provided (used) by
 investing activities                                    664,991        (17,196)

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

         PER SHARE DATA: Per share data is based on the weighted average number of shares of common stock, 7,732,202 and 2,714,796 for the quarters ended June 30, 1996 and June 30, 1995, respectively. For the 96 Quarter 4,085,101 common stock options and warrants which are common stock equivalents were assumed to be exercised for computation of earnings per share under the treasury stock method. For the period ended June 30, 1995, common stock equivalents have not been included in the weighted average number of shares as they are anti-dilutive.

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


                        EVANS ENVIRONMENTAL CORPORATION
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1996


                                                                                      MARCH 31, 1996

                                                  ----------------------------------------------------------------------------------
                                                                                             PRO FORMA
                                                                                            ADJUSTMENTS               UNAUDITED
                                                     HISTORICAL              ART              INC(DEC)                PRO FORMA
                                                  ------------------  ------------------  ---------------          ----------------
                            ASSETS

Cash                                                        332,870              11,740        1,352,500                 1,697,110
Accounts receivable, net                                    792,929             571,166                -                 1,364,095
Note receivable
Net assets of discontinued operations                     1,037,971                   -                -                 1,037,971
Prepaid expenses & other                                    429,974              46,114                -                   476,088
                                                  ------------------  ------------------  ---------------          ----------------
   Total current assets                                   2,593,744             629,020        1,352,500                 4,575,264

Amounts due under state reimbursement program               832,922                   -                -                   832,922
Property & equipment, net                                   573,813           1,733,585                -                 2,307,398
Goodwill, net                                               946,554                            5,748,413                 6,694,967
Long term note receivable
Other assets                                                298,859             519,924                -                   818,783
                                                  ------------------  ------------------  ---------------          ----------------
   Total assets                                    $      5,245,892    $      2,882,529    $   7,100,913             $  15,229,334
                                                  ==================  ==================  ===============          ================

         LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                   $      1,861,425             351,414                $                 2,212,839
Accrued expenses & other                                    604,459             206,595                -                   811,054
Delinquent payroll taxes                                  1,051,688                   -                -                 1,051,688
Current portion of notes & capital lease obligations      1,282,262              58,545                -                 1,340,807
                                                  ------------------  ------------------  ---------------          ----------------
   Total current liabilities                              4,799,834             616,554                -                 5,416,388
                                                  ------------------  ------------------  ---------------          ----------------

Notes payable                                               873,113             124,388                -                   997,501
Notes payable to affiliated company                               -             400,000                -                   400,000
                                                  ------------------  ------------------  ---------------          ----------------
   Total long-term debt                                     873,113             524,388                -                 1,397,501
                                                  ------------------  ------------------  ---------------          ----------------

Stockholders' equity (deficit):
   Series A Preferred stock                                       -                   -                -                         -
   Series B Preferred stock                                       -                   -                -     (c)                 -
   Common stock                                              55,082              10,000          134,000     (b)           199,082
Additional paid in capital                                6,635,498           3,500,000        5,198,500  (a)(b)(c)     15,333,998
Net unrealized loss on marketable securities
Accumulated deficit                                      (7,117,635)         (1,768,413)        1,768,413               (7,117,635)
                                                  ------------------  ------------------  ---------------          ----------------
   Total stockholders' equity (deficit)                    (427,055)           1,741,587        7,100,913                 8,415,445
                                                  ------------------  ------------------  ---------------          ----------------

   Total liabilities & stockholders'
e      equity (deficit)                             $      5,245,892    $     2,882,529     $  7,100,913             $   15,229,334
                                                  ==================  ==================  ===============          ================



Notes:

(a) Reflects net proceeds of $7,352,500 received from the common stock offering less cash payment of $6,000,000 for acquisition of ART.

(b) Reflects issuance of 9,000,000 and 3,000,000 shares of common stock from sale of shares in offering at $.90 per share, net of offering costs, and stock consideration given for acquisition of ART estimated at a total value of $1,500,000, respectively.

(c) Reflects issuance of 1,000,000 shares of Series B convertible preferred stock given for acquisition of ART estimated at zero value.


                                                                                         JUNE 30,1996

                                                     ------------------------------------------------------------------------------
                                                                                              Pro forma
                                                           EVANS              ART            adjustments            Unaudited
                                                         unaudited         Unaudited           Inc(Dec)             Pro forma
                                                     ------------------------------------  -----------------       ----------------
                            ASSETS

Cash                                                         481,422              23,862          1,325,500              1,857,784
Accounts receivable, net                                     713,169             585,791                  -              1,298,960
Note receivable                                              750,000                   -                  -                750,000
Net assets of discontinued operations                              -                   -                  -                      -
Prepaid expenses & other                                     325,039             226,673                  -                551,712
                                                     ----------------   -----------------  -----------------       ----------------
   Total current assets                                    2,269,630             836,326          1,352,500              4,458,456

Amounts due under state reimbursement program                874,320                   -                  -                874,320
Property & equipment, net                                    527,647           1,663,053                  -              2,190,700
Goodwill, net                                                921,665                   -          5,652,606              6,574,271
Long term note receivable                                    250,000                   -                  -                250,000
Other assets                                                 298,525             606,270                  -                904,795
                                                     ----------------   -----------------  -----------------       -----------------
   Total assets                                       $    5,141,787       $   3,105,649    $     7,005,106         $   15,252,542
                                                     ================   =================  =================       ================

         LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                           1,260,132             526,430                  $              1,786,562
Accrued expenses & other                                     918,722             248,618                  -              1,167,340
Delinquent payroll taxes                                           -                   -                  -                      -
Current portion of notes & capital lease obligations       1,265,174              64,019                  -              1,329,193
                                                     ----------------   -----------------  -----------------       ----------------
   Total current liabilities                               3,444,028             839,067                  -              4,283,095
                                                     ----------------   -----------------  -----------------       ----------------

Notes payable                                                931,206             132,299                  -              1,063,505
Notes payable to affiliated company                                -             495,000                  -                495,000
                                                     ----------------   -----------------  -----------------       ----------------
   Total long-term debt                                      931,206             627,299                  -              1,558,505
                                                     ----------------   -----------------  -----------------       ----------------

Stockholders' equity (deficit):
   Series A Preferred stock                                        -                   -                  -                      -
   Series B Preferred stock                                        -                   -                  -     (c)              -
   Common stock                                               56,882              10,000            134,000     (b)        200,882
Additional paid in capital                                 6,746,198           3,500,000          5,198,500  (a)(b)(c) 15,444,698
Net unrealized loss on marketable securities                 (45,000)                   -                 -               (45,000)
Accumulated deficit                                       (5,991,527)         (1,870,717)         1,672,606            (6,189,638)
                                                     ----------------   -----------------  -----------------       ----------------
   Total stockholders' equity (deficit)                      766,553           1,639,283          7,005,106              9,410,942
                                                     ----------------   -----------------  -----------------       ----------------
   Total liabilities & stockholders'
       equity (deficit)                                $   5,141,787       $   3,105,649      $   7,005,106          $  15,252,542
                                                     ================   =================  =================       ================



Notes:

(a) Reflects net proceeds of $7,352,500 received from the common stock offering less cash payment of $6,000,000 for acquisition of ART.

(b) Reflects issuance of 9,000,000 and 3,000,000 shares of common stock from sale of shares in offering at $.90 per share, net of offering costs, and stock consideration given for acquisition of ART estimated at a total value of $1,500,000, respectively. (c) Reflects issuance of 1,000,000 shares of Series B convertible preferred stock given for acquisition of ART estimated at zero value.


                                 Page 11 of 19


                        EVANS ENVIRONMENTAL CORPORATION
                   CONDENSED PRO FORMA STATEMENTS OF OPERATION



                                                                              YEAR ENDED MARCH 31, 1996
                                                    ------------------------------------------------------------------------------
                                                                                                PRO FORMA
                                                                                               ADJUSTMENTS          UNAUDITED
                                                       HISTORICAL               ART             INC (DEC)           PRO FORMA
                                                    ------------------   ------------------  ----------------   ------------------
Revenues:
   Consulting services                                 $    5,721,221      $             -     $           -       $    5,721,221
   Soil remediaation                                                -            1,503,774                 -            1,503,774
                                                    ------------------   ------------------  ----------------   ------------------
      Total revenues                                        5,721,221            1,503,774                 -            7,224,995
                                                    ------------------   ------------------  ----------------   ------------------

Direct costs & expenses:
   Direct labor & employee benefit costs                    1,990,786              236,962                 -            2,227,748
   Other direct costs & expenses                            1,306,325            1,015,798                 -            2,322,123
                                                    ------------------   ------------------  ----------------   ------------------
      Total direct costs & expenses                         3,297,111            1,252,760                 -            4,549,871
                                                    ------------------   ------------------  ----------------   ------------------

Other costs & expenses:
   General, administrative & other operating costs          4,049,449            1,471,016           383,228 (a)        5,903,693
   Reserve for restructuring                                        -                    -                 -                    -
   Write down for closed offices                              629,518                    -                 -              629,518
                                                    ------------------   ------------------  ----------------   ------------------
      Total operating and other costs & expenses            4,678,967            1,471,016           383,228            6,533,211
                                                    ------------------   ------------------  ----------------   ------------------

Operating loss                                             (2,254,857)          (1,220,002)         (383,228)          (3,858,087)

   Other expense, net                                        (187,388)            (415,703)                 -            (603,091)
                                                    ------------------   ------------------  ----------------   ------------------

Loss before income taxes                                   (2,442,245)          (1,635,705)         (383,228)          (4,461,178)

Provision for income taxes                                          -                    -                 -                    -
                                                    ------------------   ------------------  ----------------   ------------------

Loss from continuing operations                            (2,442,245)          (1,635,705)         (383,228)          (4,461,178)

Income from discontinued operations, net of taxes             390,880                    -                 -              390,880
Gain on disposal of discontinued operations                         -                    -                 -                    -
                                                    ------------------   ------------------  ----------------   ------------------

Income (loss) before extraordinary items                   (2,051,365)          (1,635,705)         (383,228)          (4,070,298)

Extraordinary items, net of taxes                                   -                    -                 -                    -
                                                    ------------------   ------------------  ----------------   ------------------

Net loss                                            $      (2,051,365)     $    (1,635,705)     $   (383,228)     $    (4,070,298)
                                                    ==================   ==================  ================   ==================

(Loss) income per share from:  (B)

   Continuing operations                                                                                          $         (0.28)
   Discontinued operations                                                                                                   0.09
   Extraordinary item                                                                                                           -
                                                                                                                ------------------
                                                                                                                  $        (0.18)
                                                                                                                ==================

Notes:

(a) Reflects additional amortization of goodwill associated with ART acquisition amortized over 15 years on the straight line basis.
(b) Pro forma earnings per common share computed after giving effect to the issuance of 12,000,000 shares related to the ART acquisition and Regulation
    S offering


                        EVANS ENVIRONMENTAL CORPORATION
             CONDENSED PRO FORMA STATEMENTS OF OPERATION (Continued)


                                                                          THREE MONTHS ENDED JUNE 30, 1996
                                                      -------------------------------------------------------------------------

                                                                                               Pro forma
                                                            EVANS               ART           adjustments        Unaudited

                                                          Unaudited          Unaudited         Inc (dec)         Pro forma
                                                      -------------------  ---------------   ---------------  -----------------

Revenues:
   Consulting services                                         1,265,045                $                 $          1,265,045
   Soil remediation                                                    -          905,095                 -            905,095
                                                      -------------------  ---------------   ---------------  -----------------
      Total revenues                                           1,265,045          905,095                 -          2,170,140
                                                      -------------------  ---------------   ---------------  -----------------

Direct costs & expenses:
   Direct labor & employee benefit costs                         505,550          142,623                 -            648,173
   Other direct costs & expenses                                 278,995          529,787                 -            808,782
                                                      -------------------  ---------------   ---------------  -----------------
      Total direct costs & expenses                              784,545          672,410                 -          1,456,955
                                                      -------------------  ---------------   ---------------  -----------------

Other costs & expenses:
   General, administrative & other operating costs               706,396          310,688            95,807          1,112,891
   Reserve for restructuring                                     350,000                -                 -            350,000
   Write down for closed offices                                       -                -                 -                  -
                                                      -------------------  ---------------   ---------------  -----------------
      Total operating and other costs & expenses               1,056,396          310,688            95,807          1,462,891
                                                      -------------------  ---------------   ---------------  -----------------

Operating loss                                                  (575,896)         (78,003)          (95,807)          (749,706)

   Other expense, net                                            (22,104)         (24,301)                 -           (46,405)
                                                      -------------------  ---------------   ---------------  -----------------

Loss before income taxes                                        (598,000)        (102,304)          (95,807)          (796,111)

Provision for income taxes                                             -                -                 -                  -
                                                      -------------------  ---------------   ---------------  -----------------

Loss from continuing operations                                 (598,000)        (102,304)          (95,807)          (796,111)

Income from discontinued operations, net of taxes                      -                -                 -                  -

Gain on disposal of discontinued operations                      509,036                -                 -            509,036
                                                      -------------------  ---------------   ---------------  -----------------

Income (loss) before extraordinary items                         (88,964)        (102,304)          (95,807)          (287,075)

Extraordinary items, net of taxes                              1,215,072                -                 -          1,215,072
                                                      -------------------  ---------------   ---------------  -----------------
Net loss                                                 $     1,126,108     $  (102,304)      $   (95,807)      $     927,997
                                                      ===================  ===============   ===============  =================

(Loss) income per share from:  (B)

   Continuing operations                                                                                         $       (0.04)
   Discontinued operations                                                                                       $        0.03
   Extraordinary item                                                                                            $        0.06
                                                                                                              -----------------
                                                                                                                 $        0.05
                                                                                                              =================

Notes:

(a) Reflects additional amortization of goodwill associated with ART acquisition amortized over 15 years on the straight line basis.
(b) Pro forma earnings per common share computed after giving effect to the issuance of 12,000,000 shares related to the ART acquisition and Regulation
    S offering.

                                 Page 12 of 19

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     RESULTS OF OPERATIONS (CONTINUED)

         The 96 Quarter also includes several nonrecurring operating transactions and extraordinary items totaling a net gain of $865,072. One of these non-recurring transactions was a charge to earnings of $350,000 for the Company's restructuring plans initiated in the 96 Quarter for the streamlining of operations and administrative functions and integration with ART. During the 96 Quarter the Company reached a settlement with certain of its trade creditors who accepted a payout of $.20 for each $1.00 of their allowed claim. This settlement resulted in a net gain of $280,981 for the Company. In addition, on June 28, 1996, the Consulting Division completed an Offer in Compromise Agreement with the IRS settling all outstanding issues and disputes related to delinquent payroll taxes. As a direct result of this settlement, the Company recorded a gain of $934,091, net of professional fees and costs.

         In the 95 Quarter, the Company paid a $151,766 finder's fee in connection with an unsuccessful Regulation S offering and accordingly, the Company expensed the full amount of the finder's fee.

         Loss from continuing operations of $598,000 in the 96 Quarter was a $191,272 increase over the $406,728 loss in the 95 Quarter. Loss from continuing operations, excluding the nonrecurring operating restructuring transaction and finders' fee described above, was $248,000 in the 96 Quarter and $254,962 in the 95 Quarter, a decrease in losses of $6,962 between the comparable periods despite the decrease in revenue of $525,766 from the 95 Quarter to the 96 Quarter.

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