Form 10-Q
period 1996-09-30
EVANS ENVIRONMENTAL CORP
filed 1996-11-14
CIK 818675

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

      (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1996

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number 0-16322

                               ECOS GROUP, INC.
                    F/K/A EVANS ENVIRONMENTAL CORPORATION
          (Name of small business issuer as specified in its charter)

                COLORADO                                  84-1061207
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

      1000 SOUTHERN BOULEVARD, SUITE 200,
      WEST PALM BEACH, FLORIDA                               33405
      (Address of principal executive offices)            (Zip Code)

                  Issuer's telephone number: (561) 835-0990

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [ ]

As of October 11, 1996, the Company had a total of 17,585,126 shares of common stock, $.012 par value, outstanding.

Transitional Small Business Disclosure format (check one): Yes [ ]  No [X]

--------------------------------------------------------------------------------

                               ECOS GROUP, INC.

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial statements:

            Consolidated balance sheets
             - September 30, 1996 and March 31, 1996                         3

            Consolidated statements of operations
             - Three months and six months ended September 30, 1996
             and 1995                                                        4

            Consolidated statements of cash flows
             - Six months ended September 30, 1996 and 1995                5-6

            Notes to financial statements                                 7-13

Item 2.     Management's discussion and analysis
            of financial condition and results of operations             14-20

PART II.    OTHER INFORMATION

Item 6.     Exhibits and reports on Form 8-K                                21

SIGNATURES                                                                  22

                                   2 of 22

                                  ECOS GROUP, INC.

                            CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER 30,1996  MARCH 31, 1995
                                                    -----------------  --------------
                                                       (UNAUDITED)
                                       ASSETS
Current assets:
   Cash                                                $   265,143      $   178,121
   Restricted cash                                          31,560          154,749
   Marketable securities                                    30,000           75,000
   Accounts receivable, net                              1,237,983          792,929
   Note receivable                                         500,000             -
   Net assets of discontinued operations                      -           1,037,971
   Prepaid expenses & other                                487,054          354,974
                                                       -----------      -----------
       Total current assets                              2,551,740        2,593,744

Amounts due under state reimbursement
 program                                                   908,878          832,922
Property & equipment, net                                2,759,446          573,813
Goodwill, net                                            6,772,779          946,554
Prepaid public relations services                          400,337             -
Deferred costs, net                                        346,559             -
Other assets                                               375,028          298,859
                                                       -----------      -----------
       Total assets                                    $14,114,767      $ 5,245,892
                                                       ===========      ===========

                    LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                    $ 1,361,959      $ 1,861,425
   Accrued expenses                                        626,808          604,459
   Payroll taxes                                              -           1,051,688
   Note payable, bank                                      500,000             -
   Related party note payable                              251,220           85,000
   Current portion of capital lease
    obligations & notes payable                            611,593        1,197,262
                                                       -----------      -----------
       Total current liabilities                         3,351,580        4,799,834

Notes payable, net of current portion                    1,012,647          873,113
Commitments & contingencies                                   -                -

Stockholders' equity (deficit):
   Preferred stock:
     Series A, $.001 par value 5,000,000
     authorized, none issued and outstanding                  -                -
     Series B convertible, $.01 par value
     1,000,000 authorized, issued and outstanding             -                -
   Common stock:
     $.012 par value, 25,000,000 authorized,
     issued and outstanding:
     September 30, 1996  - 17,585,126                      211,022
     March 31, 1996 - 4,590,126                                              55,082
   Additional paid in capital                           16,111,721        6,635,498
   Net unrealized loss on marketable
    securities                                             (45,000)            -
   Retained earnings (deficiency)                       (6,527,203)      (7,117,635)
                                                       -----------      -----------
       Total stockholders' equity (deficit)              9,750,540         (427,055)
                                                       -----------      -----------
       Total liabilities &
        stockholders' equity (deficit)                 $14,114,767      $ 5,245,892
                                                       ===========      ===========

    The accompanying notes are an integral part of these financial statements

                                      3 of 22

                                  ECOS GROUP, INC.

                       CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)

                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                              --------------------------   -------------------------
                                 1996           1995           1996          1995
                              -----------    -----------   -----------   -----------
Revenue:
   Environmental Consulting   $ 1,262,490    $ 1,474,739   $ 2,527,535   $ 3,265,550
   Soil Remediation               928,546            -         928,546           -
                              -----------    -----------   -----------   -----------
     Total Revenue              2,191,036      1,474,739     3,456,081     3,265,550
                              -----------    -----------   -----------   -----------
Cost of Environmental
 Services:
   Direct Labor & Benefits        496,337        256,810     1,001,887       864,746
   Other Direct Costs             209,638        292,555       488,633       681,487
                              -----------    -----------   -----------   -----------
                                  705,975        549,365     1,490,520     1,546,233

Cost of Soil Remediation          910,292            -         910,292           -
                              -----------    -----------   -----------   -----------
     Total Direct Costs         1,616,267        549,365     2,400,812     1,546,233
                              -----------    -----------   -----------   -----------

     Gross Profit                 574,769        925,374     1,055,269     1,719,317
                              -----------    -----------   -----------   -----------

General, Administrative
 & Other
     Operating Costs            1,104,155      1,085,061     1,810,551     2,090,288
Reserve for Restructuring             -               -        350,000           -
Other Offering Costs                  -               -            -         151,766
                              -----------    -----------   -----------   -----------
     Total Operating Costs      1,104,155      1,085,061     2,160,551     2,242,054
                              -----------    -----------   -----------   -----------

Operating Loss                   (529,386)      (159,687)   (1,105,282)     (522,737)
                              -----------    -----------   -----------   -----------
Other Income (Expense):
   Interest, Net                  (19,421)       (46,804)      (42,525)      (90,482)
   Other Income, Net              (13,131)           300        14,131           300
                              -----------    -----------   -----------   -----------
                                   (6,290)       (46,504)      (28,394)      (90,182)
                              -----------    -----------   -----------   -----------
Net Income (loss)
   before Taxes                  (535,676)      (206,191)   (1,133,676)     (612,919)
Provision for
   Income Taxes                       -              -             -             -
                              -----------    -----------   -----------   -----------
Loss from Continuing
   Operations                    (535,676)      (206,191)   (1,133,676)     (612,919)

Discontinued Operations:
   Income - Discontinued
     Operations                       -          136,928           -         222,428
   Gain on Disposal                   -              -         509,036           -
                              -----------    -----------   -----------   -----------
Income (loss) before
   extraordinary items           (535,676)       (69,263)     (624,640)     (390,491)

Extraordinary Items:
   Net Gain on Vendor
     Settlements                      -              -         280,981
   Net Gain on Payroll
     Tax Settlement                   -              -         934,091            -
                              -----------    -----------   -----------   -----------
Net Income (Loss)             $  (535,676)   $   (69,263)  $   590,432   $  (390,491)
                              ===========    ===========   ===========   ===========
Income (loss) Per
 Share from:
   Continuing Operations      $      (.03)   $      (.01)  $      (.09)  $      (.05)
   Discontinued Operations            -              .01           .05           .02
   Extraordinary Items                -              -             .10           -
                              -----------    -----------   -----------   -----------
                              $      (.03)   $       -     $       .06   $      (.03)
                              ===========    ===========   ===========   ===========

    The accompanying notes are an integral part of these financial statements

                                     4 of 22

                                  ECOS GROUP, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)

                                                 1996                     1995
                                              ----------              -----------
Operating activities:
   Net income (loss)                           $ 590,432              $ (390,491)
                                              ----------              ----------
   Adjustments to reconcile net income
    (loss) to net cash used in
    in operating activities:
     Depreciation & amortization                 330,761                 158,930
     Gain on sale of equipment                    (1,000)                   (300)
     Other                                        20,626                  42,608
     Discontinued operations                    (509,036)               (222,428)
     Extraordinary items                      (1,228,203)                   -
     Changes in operating assets &
       liabilities, net of effects from
       purchase of American Remedial
       Technologies, Inc.:
     Decrease in accounts receivable             140,737                  66,949
     (Increase) decrease in prepaid expenses
       and other assets                          195,155                 (21,363)
     Decrease in amounts due from state
       reimbursement program                     (75,956)                (40,795)
     (Increase) in other non-current assets       41,418                     613
     Increase (decrease) in accounts payable    (737,262)                 47,948
     Increase (decrease) in accrued liabilities  102,679               (312, 859)
     (Decrease) in payroll taxes                (446,547)                (24,197)
                                              ----------              ----------
                                              (2,166,628)               (304,894)
                                              ----------              ----------
Net cash used by operating activities of:
     Continued operations                     (1,576,196)               (695,385)
     Discontinued operations                          -                  (15,164)
                                              ----------              ----------
                                              (1,576,196)               (710,549)
                                              ----------              ----------

Investing activities:
     Restricted cash                             123,189                    -
     Payments for purchase of American
      Remedial Technologies, Inc., net
        of cash acquired                      (5,983,677)                   -
     Proceeds from disposal of discontinued
      operations, net of expenses              1,047,007                    -
     Purchases of equipment                     (169,809)                (18,944)
     Proceeds from disposal of equipment           1,000                 103,354
                                              ----------              ----------
   Net cash provided (used)
    by investing activities                   (4,982,290)                 84,410
                                              ----------              ----------

    The accompanying notes are an integral part of these financial statements

                                     5 of 22

                                  ECOS GROUP, INC.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                     (UNAUDITED)

                                                  1996                   1995
                                              -----------            -----------
Financing activities:
   Proceeds from original issuance of stock   $ 8,100,000            $   477,013
   Proceeds from warrant exercise                 337,500                    -
   Costs associated with issuance of stock      (805,758)               (126,059)
   Proceeds from notes payable                    562,800                217,233
   Payments on capital lease obligations
    and notes payable                         (1,220,254)                (81,420)
   Payments on related party notes payable      (328,780)                    -
                                              ----------             -----------

Net cash provided by financing activities      6,645,508                 486,767
                                              ----------             -----------

Net increase (decrease) in cash                   87,022                (139,372)

Cash, beginning of period                        178,121                 300,743
                                              ----------             -----------

Cash, end of period                           $  265,143             $   161,371
                                              ==========             ===========

Cash paid during the period for interest      $  135,805             $   114,674
                                              ==========             ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING:

On July 8, 1996 the Company acquired 100%
of the outstanding stock of American
Remedial Technologies, Inc.
Details of the acquisition are:
   Common stock issued                       $ 1,500,000
   Convertible preferred stock issued                -
   Book value of assets acquired               3,106,127
   Liabilities assumed                         1,466,844

   Cash paid for acquisition                 $ 6,000,000
   Cost of acquisition                            46,836
   Less cash acquired                             63,159
                                             -----------
     Net cash paid                           $ 5,983,677
                                             -----------

On August 20, 1996 the Company issued
545,000 shares of common stock for
services to be performed in connection
with a public relations
consulting agreement. The stock and
related cost of issuance was valued at:      $   493,881
                                             -----------

    The accompanying notes are an integral part of these financial statements

                                     6 of 22

                                  ECOS GROUP, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1. BUSINESS

      ECOS Group, Inc. (formerly known as Evans Environmental Corporation) (the "Company") is engaged, through its wholly-owned subsidiaries, in environmental consulting and other environmental related services (the "Consulting Division") and soil remediation (the "Remediation Division"). Until April 3, 1996, the Company was also engaged in the production and sale of cable products (the "Cable Products Division"). The Company changed its name to ECOS Group, Inc. effective October 25, 1996 pursuant to a majority vote at its annual meeting of shareholders held on October 18, 1996. The name change was made because of the Company's expanded activities in remediation since the acquisition of American Remedial Technologies, Inc. ("American Remedial") in July, 1996, as further discussed below.

2. SIGNIFICANT ACCOUNTING POLICIES

      INTERIM FINANCIAL STATEMENTS: The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1996 has been derived from the audited financial statements as of the period ended March 31, 1996, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the three and six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1996.

      PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

      PER SHARE DATA: Per share data is based on the weighted average number of shares of common stock, 17,925,919 and 15,164,148 for the quarters ended September 30, 1996 and 1995, respectively, and 12,134,054 and 13,024,292 for the six months ended September 30, 1996 and 1995, respectively. For the 96 Quarter and six months ended September 30, 1996, 4,840,001 common stock options and warrants which are common stock equivalents were assumed to be exercised for computation of earnings per share under the treasury stock method. For the 95 Quarter and six month period ended September 30, 1995, common stock equivalents have not been included in the weighted average number of shares as they are anti-dilutive.

                                      7 of 22

                                  ECOS GROUP, INC.

                                    (UNAUDITED)

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.  ACQUISITION

      On July 8, 1996, the Company acquired all the outstanding stock of American Remedial. American Remedial operates a soil remediation facility in Lynwood, California. The acquisition of American Remedial will involve the Company in thermal soil remediation, a natural outgrowth of its current environmental consulting and remediation activities. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities, based on their respective fair values. The excess (approximately $5,900,000) of the purchase price over the fair values of assets acquired was recorded as a goodwill and is being amortized over 15 years on a straight line basis.

      The purchase price of American Remedial consisted of a cash payment of $6,000,000, the issuance of 3,000,000 shares of unregistered Common Stock of which 272,277 shares were subsequently registered and the issuance of 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible, subject to an earn-out formula, up to a maximum of 10,000,000 shares of Common Stock. Furthermore, Mr. Enrique A. Tomeu, the current American Remedial's President, has become the Chief Executive Officer of the Company. The Series B Convertible Preferred Stock, $.001 par value per share (the "Series B"), is not entitled to receive any dividends and has a liquidation value of $.75 per share. The holders of the Series B are entitled to elect six members to the Company's Board of Directors.

      The purchase price was principally funded from a contemporaneous Regulation S stock offering by the Company as herein discussed.

      The pro-forma results of operations, which follow, assume that the acquisition had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the two companies, the pro-forma calculations include adjustments for the estimated effect on the Company's historical results of operations for amortization of goodwill.

                                     8 of 22

                                ECOS GROUP, INC.

                                   (UNAUDITED)

3.  ACQUISITION (CONTINUED)

                                         SIX MONTHS ENDED    SIX MONTHS ENDED
                                        SEPTEMBER 30, 1995  SEPTEMBER 30, 1996
                                        ------------------  ------------------

   Revenues                             $       3,673,703   $       4,361,176
                                        =================   =================
   Net earnings (losses)                $        (741,483)  $         392,321
                                        =================   =================

The following is a summary of the financial position of American Remedial at date of acquisition, July 8, 1996:

                                                   JULY 8, 1996
                                                   ------------
   Current assets                                  $    836,326
   Property & equipment, net                          1,663,053
   Other assets                                         484,147
                                                   ------------

      Total assets                                 $  2,983,526
                                                   ============

   Current liabilities                             $    839,057
   Long-term debt                                       132,299
   Related party debt                                   495,000
   Stockholders equity                                1,517,160
                                                   ------------

      Total liabilities and equity                 $  2,983,526
                                                   =============

                                     9 of 22

                                  ECOS GROUP, INC.

                                     (UNAUDITED)

4. NOTE PAYABLE, BANK

      On August 23, 1996 PTV Corporation (f/k/a ABC Cable Products, Inc.), a wholly-owned subsidiary, borrowed $500,000 from a bank pursuant to a Promissory Note collateralized by reassignment to the bank of the letters of credit received from the sale of its cable product division and is also guaranteed by the Company. The bank note is due on the same payment dates of the letters of credit, which are March 5, 1997 ($250,000) and September 5, 1997 ($250,000). The bank note bears interest at prime plus 1.75%.

5. STOCKHOLDERS' EQUITY

      On July 8, 1996, the Company completed a Regulation S stock offering. The offering involved a sale of 9,000,000 shares of Common Stock at an offering price of $.90 per share generating gross proceeds to the Company of $8,100,000. The offshore placement agent (the "Placement Agent") handling the offering entered into an agency agreement which provided for a cash management and selling fee aggregating $607,500, or 7.5% of the gross proceeds. In addition, the Placement Agent received broker warrants to purchase 630,000 shares of Common Stock, exercisable at $1.00 per share until July 8, 1998 and was reimbursed for out-of-pocket expenses of approximately $140,000. Thus, net cash proceeds of the Company including other offering cost of approximately $58,000 in connection with this offering were approximately $7,294,500. The majority of the net proceeds received from this offering were utilized for the acquisition of American Remedial and payment of debt under the Strategica line of credit.

      During the six month period ended September 30, 1996, warrants were exercised for 450,000 shares of Common Stock for total proceeds of $337,500.

      On August 13, 1996, the Company entered into a five year Lead Generation/Corporate Relations Agreement with a public relations company, which was retained to provide certain corporate relations services. As payment for these corporate relations services, the Company issued to the public relations company, 545,000 shares of Common Stock valued at approximately $494,000 inclusive of related cost. Additionally, the Company has issued warrants to purchase Common Stock as follows: (i) 300,000 shares at the exercise price of $2.00 per share, exercisable within one year from August 13, 1996, (ii) 150,000 shares at $2.50 per share, exercisable within two years from August 13, 1996; and (iii) 150,000 shares at $2.70 per share, exercisable three years from August 13, 1996. The Company agreed to register all of the above shares for resale by the public relations company. Notwithstanding the above, the public relations company has agreed to return 47,000 shares to the Company if by the end of the five year term of the agreement the price of the Company's shares as traded on NASDAQ has not traded at or above $4.50 per share for any period of ten consecutive days.

                                      10 of 22

                                ECOS GROUP, INC.

                                   (UNAUDITED)

6. RESERVE FOR RESTRUCTURING

      During the first quarter of Fiscal 1997, the Company recorded a special charge of $350,000 for the restructuring of its operations and integration with American Remedial, which was acquired on July 8, 1996. These costs include accruals for severance pay, real and personal property lease terminations, relocation costs for certain offices and other costs associated with a streamlining of operations and administrative functions. These costs are expected to be paid or settled during the 1997 fiscal year.

7. EXTRAORDINARY ITEMS

   VENDOR SETTLEMENTS

      During April 1996, the Company executed a Composition Agreement with certain of its trade creditors. The Company, due to its limited cash flow situation, began negotiating with these creditors in September 1995. These creditors formed an Informal Creditors Committee, who hired both legal and accounting professionals. Negotiations were finalized in April 1996 with over 75% of the creditors accepting a payout of $.20 for each $1.00 of their allowed claim. The payout was made in April 1996 from funds that the Company had previously put into escrow. The Company continues to negotiate with the creditors who rejected the Company's offer. In the three months ended June 30, 1996, the Company recorded a benefit, net of expenses, of approximately $281,000 related to completed vendor settlements.

   SETTLEMENT OF DELINQUENT PAYROLL TAXES

      On June 28, 1996, certain subsidiaries of the Company and the IRS completed an Offer in Compromise agreement settling all outstanding issues and disputes. In connection with the settlement these subsidiaries paid the IRS an aggregate of $350,000 and agreed to waive certain net operating tax loss carryforwards. The net operating loss carryforwards waived would have been available to offset future taxable income. As a direct result of this settlement, in June 1996, the Company recorded a gain of approximately $934,000, net of professional fees and costs. The Company, including its subsidiaries, has no other outstanding disputes with the IRS or delinquent payroll taxes.

                                    11 of 22

                                ECOS GROUP, INC.

                                   (UNAUDITED)

8. SALE OF CABLE PRODUCTS DIVISION

      On April 3, 1996, ABC Cable Products, Inc. ("ABC"), a wholly-owned subsidiary, ceased operations and sold all of its operating assets for an aggregate of $550,000 in cash and a promissory note in the amount of $1,000,000. In addition, at closing, the purchaser assumed certain liabilities of ABC aggregating $595,049. The promissory note, which is fully collateralized by certain irrevocable letters of credit, has payment dates of July 1, 1996 ($500,000), March 5, 1997 ($250,000) and September
      5, 1997 ($250,000). The September 5, 1997 payment will automatically accelerate if certain of the underlying letters of credit are not renewed. The July 1996 payment was received in a timely manner. ABC subsequently changed it's name to PTV Corporation.

      In April 1996, the Company recorded a gain of $509,036, net of costs associated with the transaction, on the sale of its Cable Products Division.

9. SUBSEQUENT EVENTS

      In October 1996, the Company's subsidiary, American Remedial entered into a joint venture agreement with a closely held Florida corporation for the design, construction and operation of a metal recycling operation in West Virginia, to be known as ECOS Briquetting, Incorporated. American Remedial will provide the construction capital (not to exceed $2.2 million) and the other partner will provide the raw materials to be recycled and will be responsible for the sales and marketing for the material.

      The joint venture agreement provides for among other terms for (i) profits and losses, as defined, to be allocated 50% between the two partners; (ii) losses shall accrue to the account of American Remedial and in consideration for this arrangement, the other joint venture partner agreed to split the commission on it's marketing of materials; (iii) 20% of distributions from the venture on a pro-rata basis for recovery of each partners initial contributions and; (iv) formation of a four person committee consisting of two representatives from each partner, with the responsibility of managing the business and affairs of the new venture.

      The Company's principal officer and majority shareholder is the brother-in-law of one of the principal owners of the other joint venture partners. As of October 11, 1996, the operations of this new venture were still in the design, development and financing status.

                                    12 of 22

                                  ECOS GROUP, INC.

                                     (UNAUDITED)

10. GOING CONCERN

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant net losses for the years ended March 31, 1996 and 1995 and, at March 31, 1996 and September 30, 1996, its current liabilities exceeded its current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management has taken measures to address the Company's going concern issue. As discussed above, subsequent to March 31, 1996, management sold the operating assets of the Cable Products Division, executed a Composition Agreement with certain of its trade creditors and settled its delinquent payroll tax matter with the IRS. In addition, management completed a regulation S stock offering on July 8, 1996 and secured a bank loan in August 1996. A substantial portion of the net proceeds from the stock offering were used by the Company to acquire all of the outstanding stock of American Remedial and repay the outstanding balance of the Strategica Capital Corporation line of credit. The acquisition of American Remedial will involve the Company in thermal remediation, a natural outgrowth of its current environmental consulting and remediation activities. Management is also continuing to evaluate the need for future cost savings measures.

      In the absence of obtaining profitable operations or obtaining additional debt or equity financing the Company may not have sufficient funds to continue operations in 1997.

                                    13 of 22

                                  ECOS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   SIGNIFICANT CHANGES IN MANAGEMENT

      Beginning in July 1996, the Company began a renewed process of reorganization, restructuring and changing its direction. A significant part of these changes was the appointment of a new President and Chief Executive Officer, Mr. Enrique A. Tomeu, as a condition of the acquisition of American Remedial Technologies, Inc. ("American Remedial"). Mr. Tomeu replaced Mr. John C. Reynolds, who guided the Company from April 1995 until July 1996 as Interim President. Mr. Tomeu has implemented an agenda for changes in management, operations, and corporate structure. Since coming on board, changes in management have included the appointment of a new Chief Financial Officer, two new Vice Presidents of Operations for the west and east coast divisions, and a Director of the Company's Environmental Consulting Division.

      During the quarter ended September 30, 1996, there have been significant changes in operations including: (i) directing the Company into remediation and resource recovery; (ii) restructuring its existing environmental consulting division; and (iii) reducing corporate overhead. On July 8, 1996, the Company purchased American Remedial Technologies, Inc. ("American Remedial"), which launched its efforts in the remediation and resource recovery arenas. Subsequent to this purchase, American Remedial has announced the formation of a joint venture with a private company in the recovery and beneficial re-use of steel making by-products and announced the development of a system for the treatment of bio-solids at its existing thermal remediation facility in Los Angeles, California.

      The environmental division has been restructured through closing non-profitable offices and labor reductions in order to improve and generate a consistently profitable operation. In September 1996, the environmental division announced the commencement of a major project in the clean-up and remediation of damage associated with Hurricane "Fran" in North Carolina. During the quarter ended September 1996, these changes showed a demonstrable improvement in the environmental division's profitability.

      In connection with the operational changes discussed above, the Company began an aggressive program in the change of the corporate structure aimed at reduction of corporate overhead. The reduction of corporate overhead is based on management's view that the Company's existing operating subsidiaries could not generate sufficient, sustained, operating profits to cover the corporate overhead. Management believes that the reductions made to date are an important component of the Company's efforts to return to profitability with its current operating capacities, although further changes may be made as the Company moves out of this restructuring mode, which is expected to be concluded by the end of Fiscal 1997.

                                    14 of 22

                                  ECOS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   RESULTS OF OPERATIONS

      During the fiscal year ended March 31, 1996 ("Fiscal 96"), the Company incurred a net loss of $2,051,365. These losses from operations which began in prior years and continued through most of the first and second quarter of Fiscal 1997, are attributable to the Company's lack of sustained revenue growth, inability to balance associated labor costs and other operational costs. The Company took certain significant cost savings actions during Fiscal 96 and continues to do so, including significant labor reductions, restructuring of underperforming offices, closing of unprofitable offices, reductions of corporate overhead and other cost saving measures. Although these cost saving measures have not returned the Company to profitability, management believes that the Company can return to sustained and profitable revenue growth, although no assurances can be given. Management will continue to evaluate any additional cost savings measures and focus on new marketing efforts to increase revenues from its existing offices.

      On April 3, 1996, the Company sold all the operating assets and ceased operations of ABC Cable Products, Inc. ("Cable Products Division"), a wholly-owned subsidiary, for an aggregate of $550,000 in cash and a promissory note in the amount of $1,000,000. In addition, the purchaser assumed certain liabilities of ABC aggregating $595,049. From this sale the Company recorded a net gain of $509,036.

      In connection with the Company's focus to increase its revenue base, it broadened its service base with the July 1996 acquisition of American Remedial Technologies, Inc. ("American Remedial"). American Remedial (the "Remediation Division") operates a multiple technology soil recycling operation located in Lynwood, California, which is designed to treat non-hazardous petroleum hydrocarbon contaminated soil.

      QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

      Revenues for the quarter ended September 30, 1996 (the "96 Quarter") were $2,191,036, up 49 percent from $1,474,739 in the second quarter of 1995 (the "95 Quarter"). This increase in revenue of approximately $716,000 is primarily attributed to the addition of soil remediation revenues of $929,000 from the Company's new subsidiary acquisition in July 1996, American Remedial. Revenues for the Consulting Division declined 14 percent ($212,000) from the corresponding quarter of the prior year predominantly caused by the closing of the New York office in Fiscal 96 and the loss of certain contracts and recurring work from certain municipal and government customers.

      Direct costs of environmental services were $705,975, a 28 percent increase from $549,365 of the corresponding 95 Quarter. This increase in direct cost resulted from the loss of the aforementioned contracts not renewed in Fiscal 97, which contracts required less utilization of subcontracting cost combined with the additional cost incurred in the hiring of new senior professionals for the purpose

                                    15 of 22

                                  ECOS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      of generating new business. Cost of soil remediation of $910,292 was 98 percent of soil revenues, a substantially high cost of operation caused primarily from several periods of abnormal thermal plant shutdowns during the quarter for major repairs and maintenance. Modifications and improvements have been made to the thermal plant to avoid further shutdowns.

      Total gross margin was 26 and 63 percent for the 96 and 95 quarter, respectively, a decrease of 38 percent due primarily from the abnormal high cost of operations of the Remediation Division and loss of recurring consulting revenues from the Consulting Division. Additionally, the soil remediation market served by American Remedial continues to be highly competitive causing a suppressed average selling price and accordingly, lower amounts of revenue.

      General, administrative and other costs were $1,104,155, a 2 percent increase from $1,085,061 of the corresponding prior quarter. This modest increase is primarily related to the addition of the Remediation Division.

      Loss from continuing operations of $535,676 in the 96 Quarter was a $329,485 increase over the $206,191 loss in the 95 Quarter. This loss, for the 96 Quarter, results primarily from the approximate operating loss of $248,000 from the Remediation Division, corporate expenses of $453,000 and offset by a profit from the Consulting Division of $164,000, which is the result of new management's restructuring efforts. The 95 Quarter loss of $206,191 consisted of a Consulting Division loss of $106,000 and corporate expenses of $100,000.

      Net loss for the 96 Quarter was $535,676 compared to a loss of $69,263 for the 95 Quarter.

      SIX MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 20, 1995

      For the six months ended September 30, 1996 (the "96 Period"), the Company reported revenues of $3,456,081, up 6 percent from $3,265,550 in the comparable period last year (the "95 Period"). This increase in revenue resulted primarily from the new acquisition of the Remediation Division ($928,546), offset by a 23 percent decline in revenues from the Company's Consulting Division from $3,265,550 in the 95 Period compared to $2,527,535 in the 96 Period. The decline in revenues for the Consulting Division were primarily from the closing of its New York Office and loss of certain contracts and recurring work from certain municipal and governmental customers.

                                    16 of 22

                                  ECOS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company's total direct cost and expenses were 69 percent and 47 percent for the 96 and 95 Periods, respectively, as a percentage of total revenues, representing a 55 percent increase in costs caused substantially from the addition of cost of soil remediation. Direct cost for the Environmental Division as a percentage of total consulting revenues was 59 and 47 percent for the 96 and 95 Periods, respectively, an increase of 12 percent. This increase in cost results from the loss of more profitable contracts and new senior professionals hired to generate new business.

      Gross margin as a percentage of revenue was 31 percent of the 96 Period compared to 53 percent for the corresponding 95 Period. This decrease in gross margin of 38 percent was due mainly to the high cost of operations of the Remediation Division and underutilization of direct personnel cost from the Consulting Division because of reduced business.

      General, administrative and other operating cost were $2,160,551 for the 96 period, a decrease of $81,503 or 4 percent from the 95 Period. The decrease is primarily related to 95 Period costs which included approximately $150,000 of expenses for the New York Office which was closed during Fiscal 96 and the realignment and termination of certain personnel and reduction of office costs in the 96 Period. In the first quarter of Fiscal 97 the Company recorded a restructuring charge of $350,000 in anticipation of additional costs associated with an overall reorganization and implementation of a new management structure. As of September 30, 1996, approximately $185,000 of the provision for restructure remains for the execution of managements' plans.

      The operating loss of the 96 Period was $1,133,676, an increase in the operating loss of $520,757 from the 95 Period. The operating loss was comprised of a Remedial Division loss of $247,203, a Consulting Division profit of $4,214 and corporate expenses of $882,259.

      The 96 Period also includes several non-occurring operating transactions and extraordinary items totaling a net gain of approximately $865,000. One of these non-recurring transactions was a charge to earnings of $350,000 for the Company's restructuring plans initiated in the First Quarter ended June 30, 1996 for the streamlining of operations and administrative functions and integration with American Remedial. During the 96 Period the Company reached a settlement with certain of its trade creditors who accepted a payout of $.20 for each $1.00 of their allowed claim. This settlement resulted in a net gain of $280,981 for the Company. In addition, on June 28, 1996, the Consulting Division completed an Offer in Compromise Agreement with the IRS settling all outstanding issues and disputes related to delinquent payroll taxes. As a direct result of this settlement, the Company reported a net gain of $934,091, net of professional fees and costs.

      In the 95 Period, the Company paid a $151,766 finder's fee in connection with the unsuccessful Regulation S offering and accordingly, the Company expensed the full amount of the finder's fee.

      The net income of $590,432 for the 96 period is approximately $980,000 or 251% improvement over the $390,491 loss for the 95 period, due primarily to the extraordinary items discussed above.

                                    17 of 22

                                  ECOS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   LIQUIDITY AND CAPITAL RESOURCES

      The Company has operated with a working capital deficiency during a majority of the periods presented in the accompanying financial statements. For the six month period ended September 30, 1996, the Company's primary source of liquidity was generated from cash provided from investing and financing activities. This included proceeds from the sale and its Cable Products Division, issuance of new equity, exercise of warrants and bank borrowing.

      The Company's working capital ratio increased to .76 at September 30, 1996 from .54 at March 31, 1996. As of September 30, 1996, the Company had a working capital deficit of $799,840, representing a reduction of approximately $1,400,000 from the September 30, 1995 working capital deficit of $2,206,090. The decrease in the working capital deficit is primarily attributable to the sale of its Cable Products Division, the IRS settlement and payoff of the Strategica Capital Corporation ("Strategica") line of credit.

      On July 8, 1996 the Company completed a Regulation S stock offering. The offering involved the sale of 9,000,000 shares of Common Stock at an offering price of $.90 per share generating gross proceeds to the Company of $8,100,000. The offshore placement agent handling the offering entered into an agency agreement which provided for a cash management and selling fee aggregating $607,500, or 7.5% of the gross proceeds and broker warrants to purchase 630,000 shares of Common Stock, exercisable at $1.00 per share until July 8, 1998. Net cash proceeds to the Company in connection with this offering were approximately $7,294,500, net of broker fees and offering cost, of which a substantial portion was used for the ART acquisition and reduction of outstanding debt.

      On July 8, 1996, the Company acquired all the outstanding stock of American Remedial Technologies, Inc. ("American Remedial"). American Remedial operates a soil remediation facility in Lynwood, California. This facility is the only currently licensed fixed base facility for thermal soil remediation in Los Angeles County, California. The acquisition of American Remedial will involve the Company in thermal remediation, a natural outgrowth of its current environmental consulting and remediation activities. The purchase price of American Remedial consisted of a cash payment of $6,000,000, the issuance of 3,000,000 shares of unregistered Common Stock and the issuance of 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible, commencing after March 31, 1997, subject to an earn-out formula, up to a maximum of 10,000,000 shares of Common Stock.

      In July 1994 the Company established a $2,500,000 subordinated line of credit with Strategica. This line of credit bore interest at 15% and was secured by a first lien on all the assets of the Company, including its subsidiaries. At March 31, 1996, the

                                    18 of 22

                                  ECOS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Company was not in compliance with certain of the covenants of the Strategica line of credit. The covenants contained provisions regarding certain operating ratios, solvency ratios, material adverse changes and other matters. On July 12, 1996, the Company repaid the outstanding loan balance under the Strategica line of credit of approximately $1,400,000.

      In April 1996, ABC Cable Products, Inc., a wholly-owned subsidiary, ceased operations and disposed of all of its operating assets for an aggregate of $1,500,000 in cash and a promissory note and the assumption by the buyer of $595,049 of ABC's liability. ABC received, at closing, $550,000 cash and a promissory note in the amount of $1,000,000. The note, which is fully collateralized by certain irrevocable letters of credit, has payment dates of July 1, 1996 ($500,000), March 5, 1997 ($250,000) and September
      5, 1997 ($250,000). The July 1, 1996 payment was received on time and was used to reduce the then outstanding balance of the Strategica line of credit.

      In April 1996, the Company executed a Composition Agreement with certain of its trade creditors. The Company, due to its limited cash flow situation, began negotiating with these creditors in September 1995. Negotiations were finalized in April 1996, with over 75% of the creditors accepting a pay out of $.20 for each $1.00 of their allowed claim. The payout was made in April 1996 from funds that the Company had previously put into escrow. In April 1996, the Company recorded a benefit, net of expenses, of approximately $281,000 related to these completed vendor settlements.

      In October 1996, the Company's subsidiary, American Remedial, entered into a joint venture agreement with a closely held Florida corporation for the design, construction and operation of a metal recycling operation in West Virginia. American Remedial is expected to provide the construction capital not to exceed $2,200,000. As of October 11, 1996, the operations of this new venture are still in the design, development and financing stages.

      American Remedial is in the process of expanding its Lynwood facility to treat and recycle bio-solids generated from local water treatment plants and produce a fertilizer by-product for resale. This expansion will require equipment modifications at its existing Lynwood Thermal Plant, which have been estimated to cost approximately $500,000. The equipment has been ordered for estimated installation in December 1997 and is expected to be financed under an operating lease structure.

      From time to time over the last 15 months, the Company has been involved in discussions with a private lender to the Company. The purpose of these discussions has been to settle all outstanding differences between the former lender and the Company regarding a variety of matters, including, without limitation, the exercise price of the former lender's outstanding warrants, amounts claimed to be owed to the former lender for legal fees, shares claimed to be owned to the former lender for the loan of funds and services rendered, and claimed rights to additional shares

                                    19 of 22

                                  ECOS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      of the Company's stock. Although all cash amounts owed to the former lender for principal and interest were paid in full in July 1996, the former lender has continued to make further demands on the Company. Although the Company has rejected the validity of all such claims it has agreed to reach an accommodation with the former lender on some of these claims solely for the purpose of reaching a definitive settlement of all outstanding differences. To date the former lender has not agreed to any settlement. The Company is unable to foresee the ultimate outcome of this matter.

      Although working capital for the six months period showed an improvement, because of the continued losses and its interest burden, the Company could continue to experience a cash shortage that, if not remedied, could adversely affect the Company's operations. The Company's proposed plans for expansion, as discussed above, could also be delayed. The Company is presently seeking various methods of raising sources of capital, either through a private equity placement or debt arrangement to fund its current operations and plans for expansion. No assurance can be given that such capital or debt raising will be available or on terms acceptable to the Company. The Company is continuing its restructuring plans for cost savings, which have involved the relocation of its corporate offices, reduction of line personnel, closing of underperforming offices and continued negotiations of rental obligations. The Company presently has no arrangements in place for alternative sources of financing, except for the $500,000 revolving bank loan, which has been fully utilized.

                                    20 of 22

PART II.  Other information

   Item 6.         Exhibits and Reports on Form 8-K

          (a)(i) Audited financial statements of American Remedial Technologies, Inc. for the Fiscal periods ended March 31, 1996 and 1995 incorporated by reference as filed with Form 10-QSB/A for the quarterly period ended June 30, 1996.

          (a)(ii) Corporate Relations Agreement dated August 13, 1996 between the Company and Corporate Relations Group, Inc. incorporated by reference as filed under exhibit No. 10.2 of Registration Statement on Form S-3 dated October 9, 1996.

          (a)(iii) Joint Venture agreement dated October 10, 1996 between American Remedial Technologies, Inc. and Marbi, Inc.

          (a)(iv) The Company's 1996 Stock Option Plan incorporated by reference as filed under Exhibit 10.3 of Registration Statement on Form S-3 dated October 9, 1996.

          (b)(i) Form 8-K dated April 17, 1996 incorporated by reference, reporting the sale and disposal of substantially all operating assets of ABC Cable Products, Inc. a wholly owned subsidiary, on April 3, 1996.

          (b)(ii) Form 8-K dated July 22, 1996 incorporated by reference, reporting the acquisition of all the outstanding stock of American Remedial Technologies, Inc. on July 8, 1996. The unaudited financial and Pro Forma financial information of the acquisition were filed with Form 10QSB/A for the quarterly period ended June 30, 1996.

                                    21 of 22

                                     SIGNATURES

   In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EVANS  ENVIRONMENTAL
                                       CORPORATION

November 12, 1996                      By: /s/ DAVID C. LANGLE
                                           -------------------
                                       David C. Langle
                                       Chief Financial Officer
                                       on behalf of the Registrant and as
                                       Principal Accounting Officer

                                    22 of 22