Form 10QSB
period 1996-12-31
EVANS ENVIRONMENTAL CORP
filed 1997-02-14
CIK 818675

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

         (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1996

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

As of February 12, 1997, the Company had a total of 17,597,626 shares of common stock, $.012 par value, outstanding.

Transitional Small Business Disclosure format (check one):  Yes [ ]   No [X]

===============================================================================

                                ECOS GROUP, INC.

                                      INDEX

                                                                                                               PAGE
                                                                                                               ----

PART I.           FINANCIAL INFORMATION

Item 1.           Financial statements:

                  Consolidated balance sheets
                   - December 31, 1996 and March 31, 1996.........................................................3

                  Consolidated statements of operations
                   - Three months and nine months ended December 31, 1996 and 1995................................4

                  Consolidated statements of cash flows
                   - Nine months ended December 31, 1996 and 1995...............................................5-6

                  Notes to financial statements................................................................7-12

Item 2.           Management's discussion and analysis
                  of financial condition and results of operations............................................13-18

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders............................................19

Item 6.           Exhibits and reports on Form 8-K...............................................................20

Signatures.......................................................................................................21

                                     2 of 21


                                ECOS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                                                                           DECEMBER 31,1996           MARCH 31, 1996
                                                                                           ----------------           --------------
                                           ASSETS                                              (UNAUDITED)
Current assets:
     Cash                                                                                      $  1,033,097            $    178,121
     Restricted cash                                                                                 17,848                 154,749
     Marketable securities                                                                          232,500                  75,000
     Accounts receivable, net                                                                     1,769,122                 792,929
     Note receivable                                                                                500,000                    --
     Net assets of discontinued operations                                                             --                 1,037,971
     Prepaid services                                                                               500,421                    --
     Prepaid expenses & other                                                                       424,335                 354,974
                                                                                               ------------            ------------
          Total current assets                                                                    4,477,323               2,593,744

Amounts due under state reimbursement
 program                                                                                            903,987                 832,922
Property & equipment, net                                                                         2,743,928                 573,813
Goodwill, net                                                                                     6,641,053                 946,554
Deferred costs, net                                                                                 349,581                    --
Other assets                                                                                         79,695                 298,859
                                                                                               ------------            ------------
          Total assets                                                                         $ 15,195,567            $  5,245,892
                                                                                               ============            ============

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable                                                                          $  1,636,213            $  1,861,425
     Accrued expenses                                                                               679,584                 604,459
     Payroll taxes                                                                                     --                 1,051,688
     Note payable, bank                                                                             500,000                    --
     Related party notes payable                                                                  1,924,268                  85,000
     Current portion of capital lease
      obligations & notes payable                                                                    84,934               1,197,262
                                                                                               ------------            ------------
          Total current liabilities                                                               4,824,999               4,799,834

Notes payable, net of current portion                                                               972,615                 873,113
Commitments & contingencies                                                                            --                      --

Stockholders' equity (deficit):
     Preferred stock:
        Series A, $.001 par value 5,000,000
          authorized, none issued and outstanding                                                      --                      --
        Series B convertible, $.01 par value
          1,000,000 authorized, issued and outstanding                                                 --                      --
     Common stock:
        $.012 par value, 75,000,000 authorized,
        issued and outstanding:
        December 31, 1996 - 17,597,626                                                              211,172
        March 31, 1996 - 4,590,126                                                                                           55,082
     Additional paid in capital                                                                  16,121,905               6,635,498
     Net unrealized loss on marketable
      securities                                                                                   (117,500)                   --
     Retained earnings (deficiency)                                                              (6,817,624)             (7,117,635)
                                                                                               ------------            ------------
          Total stockholders' equity (deficit)                                                    9,397,953                (427,055)
                                                                                               ------------            ------------
          Total liabilities &
           stockholders' equity (deficit)                                                      $ 15,195,567            $  5,245,892
                                                                                               ============            ============

    The accompanying notes are an integral part of these financial statements

                                     3 of 21


                                ECOS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE AND NINE MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)
                                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                        ---------------------------     ---------------------------
                                                                           1996            1995            1996             1995
                                                                        -----------     -----------     -----------     -----------
Revenue:
     Environmental Consulting                                           $ 2,063,071     $ 1,207,699     $ 4,590,606     $ 4,473,249
     Soil Remediation                                                       858,108            --         1,786,654            --
                                                                        -----------     -----------     -----------     -----------
        Total Revenue                                                     2,921,179       1,207,699       6,377,260       4,473,249
                                                                        -----------     -----------     -----------     -----------

Cost of Environmental Services:
     Direct Labor & Benefits                                                598,805         460,333       1,600,692       1,562,567
     Other Direct Costs                                                     513,395         319,093       1,002,028       1,000,580
                                                                        -----------     -----------     -----------     -----------
                                                                          1,112,200         779,426       2,602,720       2,563,147

Cost of Soil Remediation                                                    990,360            --         1,904,500            --
                                                                        -----------     -----------     -----------     -----------
        Total Direct Costs                                                2,102,560         779,426       4,507,220       2,563,147
                                                                        -----------     -----------     -----------     -----------

        Gross Profit                                                        818,619         428,273       1,870,040       1,910,102
                                                                        -----------     -----------     -----------     -----------

General, Administrative & Other
        Operating Costs                                                   1,080,388         613,006       2,887,092       2,465,806
Reserve for Restructuring                                                      --              --           350,000            --
Other Offering Costs                                                           --              --              --           151,766
                                                                        -----------     -----------     -----------     -----------
        Total Operating Costs                                             1,080,388         613,006       3,237,092       2,617,572
                                                                        -----------     -----------     -----------     -----------

Operating Loss                                                             (261,769)       (184,733)     (1,367,052)       (707,470)
                                                                        -----------     -----------     -----------     -----------

Other Income (Expense):
     Interest, Net                                                          (34,745)        (45,994)        (77,269)       (135,130)
     Other  Income, Net                                                       6,092            --            20,223          (1,046)
                                                                        -----------     -----------     -----------     -----------
                                                                            (28,653)        (45,994)        (57,046)       (136,176)
                                                                        -----------     -----------     -----------     -----------

Net Income (loss) before Taxes                                             (290,422)       (230,727)     (1,424,098)       (843,646)
Provision for Income Taxes                                                     --              --              --              --
                                                                        -----------     -----------     -----------     -----------
Loss from Continuing Operations                                            (290,422)       (230,727)     (1,424,098)       (843,646)

Discontinued Operations:
     Income - Discontinued Operations                                          --            94,441            --           316,869
     Gain on Disposal                                                          --              --           509,037            --
                                                                        -----------     -----------     -----------     -----------
Income (loss) before extraordinary items                                   (290,422)       (136,286)       (915,061)       (526,777)

Extraordinary Items:
     Net Gain on Vendor Settlements                                            --              --           280,981
     Net Gain on Payroll Tax Settlement                                        --              --           934,091            --
                                                                        -----------     -----------     -----------     -----------
Net Income (Loss)                                                       $  (290,422)    $  (136,286)    $   300,011     $  (526,777)
                                                                        ===========     ===========     ===========     ===========

Income (loss) Per Share from:
     Continuing Operations                                              $      (.01)    $      (.05)    $      (.08)    $      (.23)
     Discontinued Operations                                                   --               .02             .03             .08
     Extraordinary Items                                                       --              --               .08            --
                                                                        -----------     -----------     -----------     -----------
                                                                        $      (.01)    $      (.03)    $       .03     $      (.15)
                                                                        ===========     ===========     ===========     ===========



    The accompanying notes are an integral part of these financial statements

                                     4 of 21

                                ECOS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                                                  1996                      1995
                                                                                               -----------              -----------
Operating activities:
     Net income (loss)                                                                         $   300,011              $  (526,777)
                                                                                               -----------              -----------
     Adjustments to reconcile net income
      (loss) to net cash used in
      in operating activities:
        Depreciation & amortization                                                                596,719                  235,540
        Gain on sale of equipment                                                                   (1,000)                    (300)
        Other                                                                                       22,875                   16,522
        Discontinued operations                                                                   (509,036)                (316,869)
        Extraordinary items                                                                     (1,228,203)                    --
        Changes in operating assets &  liabilities, net
          of effects from purchase of American
          Remedial Technologies, Inc.:
        (Increase) decrease in accounts receivable                                                (390,402)                 102,017
        (Increase) decrease in prepaid expenses
        and other assets                                                                           157,789                 (235,281)
        Increase in amounts due from state
        reimbursement program                                                                      (71,065)                 (77,751)
        (Increase) decrease in other non-current assets                                             38,725                      931
        Increase (decrease) in accounts payable                                                   (463,008)                 108,393
        Increase (decrease) in accrued liabilities                                                 155,457                 (521,312)
        Increase (decrease) in payroll taxes                                                      (446,547)                     525
                                                                                               -----------              -----------
                                                                                                (2,137,696)                (687,585)
                                                                                               -----------              -----------

Net cash used by operating activities of:
        Continued operations                                                                    (1,837,685)              (1,214,362)
        Discontinued operations                                                                       --                    118,029
                                                                                               -----------              -----------
                                                                                                (1,837,685)              (1,096,333)
                                                                                               -----------              -----------
Investing activities:
        Restricted cash                                                                            136,901                     --
        Payments for purchase of American
         Remedial Technologies, Inc., net
         of cash acquired                                                                       (5,983,677)                    --
        Proceeds from disposal of discontinued
         operations, net of expenses                                                             1,047,007                     --
        Purchases of equipment                                                                    (260,437)                 (28,185)
        Proceeds from disposal of equipment                                                          1,000                  103,354
        Proceeds from investments                                                                     --                    150,000
                                                                                               -----------              -----------

     Net cash provided (used)
      by investing activities                                                                   (5,059,206)                 225,169


    The accompanying notes are an integral part of these financial statements

                                     5 of 21


                                ECOS GROUP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                   (UNAUDITED)

                                                                                                   1996                    1995
                                                                                               -----------              -----------
Financing activities:
     Proceeds from original issuance of stock                                                  $ 8,100,000              $   477,013
     Proceeds from warrant exercise                                                                337,500                     --
     Costs associated with issuance of stock                                                      (805,758)                (127,728)
     Proceeds from notes payable                                                                   562,800                  464,993
     Proceeds from related party notes payable                                                   1,158,048                   85,000
     Payments on capital lease obligations
      and notes payable                                                                         (1,271,943)                (106,471)
     Payments on related party notes payable                                                      (328,780)                    --
                                                                                               -----------              -----------

Net cash provided by financing activities                                                        7,751,867                  792,807
                                                                                               -----------              -----------

Net increase (decrease) in cash                                                                    854,976                  (78,357)

Cash, beginning of period                                                                          178,121                  300,743
                                                                                               -----------              -----------

Cash, end of period                                                                            $ 1,033,097              $   222,386
                                                                                               ===========              ===========


Cash paid during the period for interest                                                       $   155,754              $   179,430
                                                                                               ===========              ===========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING:

On July 8, 1996 the Company acquired 100%
of the outstanding stock of American
Remedial Technologies, Inc.
Details of the acquisition are:
     Common stock issued                                                                       $ 1,500,000
     Convertible preferred stock issued                                                               --
     Book value of assets acquired                                                               3,106,127
     Liabilities assumed                                                                         1,466,844

     Cash paid for acquisition                                                                 $ 6,000,000
     Cost of acquisition                                                                            46,836
     Less cash acquired                                                                             63,159
                                                                                               -----------
        Net cash paid                                                                          $ 5,983,677
                                                                                               -----------

On August 20, 1996 the Company issued
545,000 shares of common stock for
services to be performed in connection
with a public relations consulting agreement
The stock and related cost of issuance was valued at:                                          $   493,881
                                                                                               -----------


    The accompanying notes are an integral part of these financial statements

                                     6 of 21

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

2.     SIGNIFICANT ACCOUNTING POLICIES

       INTERIM FINANCIAL STATEMENTS: The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1996 has been derived from the audited financial statements as of the period ended March 31, 1996, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the three and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1996.

       PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

       PER SHARE DATA: Per share data is based on the weighted average number of shares of common stock, 19,138,718 and 4,147,081 for the quarters ended December 31, 1996 and 1995, respectively, and 14,650,175 and 3,555,256 for the nine months ended December 31, 1996 and 1995, respectively. For the 96 Quarter and nine months ended December 31, 1996, 5,065,101 common stock options and warrants which are common stock equivalents were assumed to be exercised for computation of earnings per share under the treasury stock method. For the 95 Quarter and nine month period ended December 31, 1995, common stock equivalents have not been included in the weighted average number of shares as they are anti-dilutive.

       DISCONTINUED OPERATIONS: During April 1996, ABC Cable Products, Inc., a wholly-owned subsidiary, ceased operations and disposed of all of its operating assets. As such, the Company has treated the Cable Products Division as discontinued operations for all periods presented.

                                     7 of 21

                                ECOS GROUP, INC.

                                   (UNAUDITED)

2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       PRESENTATION: Certain amounts previously reported have been reclassified to conform to the Fiscal 1997 financial statement presentation.


3.     ACQUISITION

       On July 8, 1996, the Company acquired all the outstanding stock of American Remedial. American Remedial operates a soil remediation facility in Lynwood, California. The acquisition of American Remedial will involve the Company in thermal soil remediation, a natural outgrowth of its current environmental consulting and remediation activities. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities, based on their respective fair values. The excess (approximately $5,900,000) of the purchase price over the fair values of assets acquired was recorded as a goodwill and is being amortized over 15 years on a straight line basis. The initial valuation of the purchase price and related carrying value of goodwill will be periodically valued by the Company in relation to current and expected operating results to assess if there has been any permanent impairment.

       The purchase price of American Remedial consisted of a cash payment of $6,000,000, the issuance of 3,000,000 shares of unregistered Common Stock of which 272,277 shares were subsequently registered and the issuance of 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible, subject to an earn-out formula, into a maximum of 10,000,000 shares of Common Stock. Furthermore, American Remedial's President, Mr. Enrique A. Tomeu, became the Chief Executive Officer of the Company. The Series B Convertible Preferred Stock, $.001 par value per share (the "Series B"), is not entitled to receive any dividends and has a liquidation value of $.75 per share. The holders of the Series B are entitled to elect six members to the Company's Board of Directors.

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

                                  NINE MONTHS ENDED            NINE MONTHS ENDED
                                  DECEMBER 31, 1996            DECEMBER 31, 1995
                                  -----------------            -----------------
       Revenues                    $      7,282,355            $      4,881,002
                                   ================            ================
       Net earnings (losses)       $        101,900            $       (984,605)
                                   ================            ================


                                     8 of 21

                                ECOS GROUP, INC.

                                   (UNAUDITED)

3.     ACQUISITION (CONTINUED)

       The following is a summary of the financial position of American Remedial at date of acquisition, July 8, 1996:

                                                           JULY 8, 1996
                                                           ------------
                  Current assets                           $   836,326
                  Property & equipment, net                  1,663,053
                  Other assets                                 484,147
                                                           -----------

                  Total assets                             $ 2,983,526
                                                           ===========

                  Current liabilities                      $   839,067
                  Long-term debt                               132,299
                  Related party debt                           495,000
                  Stockholders equity                        1,517,160
                                                           -----------

                  Total liabilities and equity             $ 2,983,526
                                                           ===========

4.   NOTES PAYABLE

     BANK: On August 23, 1996 PTV Corporation (f/k/a ABC Cable Products, Inc.), a wholly-owned subsidiary, borrowed $500,000 from a bank pursuant to a Promissory Note collateralized by reassignment to the bank of the letters of credit received from the sale of its cable product division and is also guaranteed by the Company. The bank note is due on the same payment dates of the letters of credit, which are March 5, 1997 ($250,000) and September 5, 1997 ($250,000). The bank note bears interest at prime plus 1.75%.

     RELATED PARTY: On December 31, 1996 the Company borrowed $1,000,000 from a shareholder and director of the Company pursuant to a one year promissory note bearing interest at 14% per annum. For the first three months of the note, while the Company secures alternative long-term financing, the note is unsecured with interest only payable monthly. Commencing March 1997, monthly payments of principle and interest are required until maturity in December 1997, and the note is secured with all trade accounts receivable of the Company.

5.   STOCKHOLDERS' EQUITY

     On July 8, 1996, the Company completed a Regulation S stock offering. The offering involved a sale of 9,000,000 shares of Common Stock at an offering price of $.90 per share generating gross proceeds to the Company of $8,100,000. The offshore placement agent (the "Placement Agent") handling the offering entered into an agency agreement which provided for a cash management and selling fee aggregating $607,500, or 7.5% of the gross proceeds. In addition, the Placement Agent received broker warrants to purchase 630,000 shares of Common Stock, exercisable at $1.00 per


                                     9 of 21

                                ECOS GROUP, INC.

                                   (UNAUDITED)

5.   STOCKHOLDERS' EQUITY (CONTINUED)

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

     On August 13, 1996, the Company entered into a five year Lead Generation/Corporate Relations Agreement with a public relations company, which was retained to provide certain corporate relations services. As payment for these corporate relations services, the Company issued to the public relations company 545,000 shares of Common Stock valued at fair market value of approximately $494,000 inclusive of related cost. Additionally, the Company has issued warrants to purchase Common Stock as follows: (i) 300,000 shares at the exercise price of $2.00 per share, exercisable within one year from August 13, 1996, (ii) 150,000 shares at $2.50 per share, exercisable within two years from August 13, 1996; and
     (iii) 150,000 shares at $2.70 per share, exercisable three years from August 13, 1996. The Company has registered all of the above shares for resale by the public relations company. Notwithstanding the above, the public relations company has agreed to return 47,000 shares to the Company if by the end of the five year term of the agreement the price of the Company's shares as traded on NASDAQ has not traded at or above $4.50 per share for any period of ten consecutive days. The company will record a non-cash charge to earnings of approximately $494,000 for the foregoing agreement in the fourth quarter of Fiscal 1997, the period in which services commenced.

     At the Annual Meeting of Shareholders held on October 18, 1996, the majority of shareholders voted to approve to increase the number of authorized shares of common stock to 75,000,000.

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

7.   EXTRAORDINARY ITEMS

     VENDOR SETTLEMENTS: During April 1996, the Company executed a Composition Agreement with certain of its trade creditors. The Company, due to its limited cash flow situation, began negotiating with these creditors in September 1995. These creditors formed an Informal Creditors Committee, who hired both legal and accounting professionals. Negotiations were finalized in April 1996 with

                                    10 of 21

                                ECOS GROUP, INC.

                                   (UNAUDITED)

7.   EXTRAORDINARY ITEMS (CONTINUED)

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

     SETTLEMENT OF DELINQUENT PAYROLL TAXES: On June 28, 1996, certain subsidiaries of the Company and the IRS completed an Offer in Compromise agreement settling all outstanding issues and disputes. In connection with the settlement these subsidiaries paid the IRS an aggregate of $350,000 and agreed to waive certain net operating tax loss carryforwards. The net operating loss carryforwards waived would have been available to offset future taxable income. As a direct result of this settlement, in June 1996, the Company recorded a gain of approximately $934,000, net of professional fees and costs. The Company, including its subsidiaries, has no other outstanding disputes with the IRS or delinquent payroll taxes.

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

9.   JOINT VENTURE

     In October 1996, the Company's subsidiary, American Remedial entered into a joint venture agreement with Marbi, Inc. ("Marbi") for the design, construction and operation of a metal recycling operation in West Virginia, to be known as ECOS Briquetting, Incorporated. American Remedial will provide the construction capital (not to exceed $2.2 million) and Marbi will provide the raw materials to be recycled and will be responsible for the sales and marketing for the material.

     The joint venture agreement provides for among other terms for (i) profits and losses, as defined, to be allocated 50% between the two partners; (ii) losses shall accrue to the account of American Remedial and in consideration for this arrangement, Marbi agreed to split the commission on it's marketing of materials; (iii) 20% of distributions from the venture on a pro-rata basis for recovery

                                    11 of 21

                                ECOS GROUP, INC.

                                   (UNAUDITED)

9.     JOINT VENTURE (CONTINUED)

       of each partners initial contributions and; (iv) formation of a four person committee consisting of two representatives from each partner, with the responsibility of managing the business and affairs of the new venture.

       The Company's chief executive officer and majority shareholder is the brother-in-law of one of the principal owners of Marbi. As of February 13, 1996, the operations of this new venture were still in the design, development and financing status.

10.    GOING CONCERN

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant net losses for the years ended March 31, 1996 and 1995 and, at March 31, 1996 and December 31, 1996, its current liabilities exceeded its current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

       Management has taken measures to address the Company's going concern issue. As discussed above, subsequent to March 31, 1996, management sold the operating assets of the Cable Products Division, executed a Composition Agreement with certain of its trade creditors and settled its delinquent payroll tax matter with the IRS. In addition, management completed a regulation S stock offering on July 8, 1996, secured a bank loan in August 1996 and obtained a bridge loan from one of its shareholders in December 1996. A substantial portion of the net proceeds from the stock offering were used by the Company to acquire all of the outstanding stock of American Remedial and repay the outstanding balance of the Strategica Capital Corporation line of credit. The acquisition of American Remedial will involve the Company in thermal remediation, a natural outgrowth of its current environmental consulting and remediation activities. Management is also continuing to evaluate the need for future cost savings measures.

       In the absence of obtaining profitable operations or obtaining additional debt or equity financing the Company may not have sufficient funds to continue operations in 1997.


                                    12 of 21

                                ECOS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       SIGNIFICANT CHANGES IN MANAGEMENT

       Beginning in July 1996, the Company began a process of reorganization, restructuring and changing its direction. A significant part of these changes was the appointment of a new President and Chief Executive Officer, Mr. Enrique A. Tomeu, as a condition of the acquisition of American Remedial Technologies, Inc. ("American Remedial"). Mr. Tomeu replaced Mr. John C. Reynolds, who guided the Company from April 1995 until July 1996 as Interim President. Mr. Tomeu has implemented an agenda for changes in management, operations, and corporate structure. Since coming on board, changes in management have included the appointment of a new Chief Financial Officer, two new Vice Presidents of Operations for the west and east coast divisions, and a Director of the Company's Environmental Consulting Division.

       During the quarter ended September 30, 1996, there were significant changes in operations which included: (i) directing the Company into remediation and resource recovery; (ii) restructuring its existing environmental consulting division; and (iii) reducing corporate overhead. On July 8, 1996, the Company purchased American Remedial Technologies, Inc. ("American Remedial"), which launched its efforts in the remediation and resource recovery arenas. Subsequent to this purchase, American Remedial has announced the formation of a joint venture with a private company in the recovery and beneficial re-use of steel making by-products and announced the development of a system for the treatment of bio-solids at its existing thermal remediation facility in Los Angeles, California.

       The environmental division has been restructured through closing non-profitable offices and labor reductions in order to improve and generate a consistently profitable operation. In September 1996, the environmental division announced the commencement of a major project in the clean-up and remediation of damage associated with Hurricane "Fran" in North Carolina ("North Carolina Project"). Through the quarter ended December 31, 1996, the North Carolina Project has generated approximately $1,200,000 in consulting revenues.

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

                                    13 of 21

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

       QUARTER ENDED DECEMBER 31, 1996 COMPARED TO
       QUARTER ENDED DECEMBER 31, 1995

       Revenues for the quarter ended December 31, 1996 (the "96 Quarter") were $2,921,179, up 142 percent from $1,207,699 in the second quarter of 1995 (the "95 Quarter"). This increase in revenue of approximately $1,713,000 is primarily attributed to the addition of soil remediation revenues of $858,000 from the Company's new subsidiary acquisition in July 1996, American Remedial and, $900,000 of revenues generated from the major emergency response contact for clean-up and remediation of damage associated with the North Carolina Project. Revenues for the Consulting Division increased 71 percent ($855,000) from the corresponding quarter of the prior year predominantly caused by the North Carolina Project.

       Direct costs of environmental services were $1,112,200 for the 96 Quarter, a 43 percent increase from $779,426 of the corresponding 95 Quarter. This increase in direct cost resulted principally from the additional labor, travel and incidental costs incurred by the North Carolina Project. Costs of soil remediation of $990,359 for the 96 Quarter was 115 percent of soil revenues, which reflects a high cost of operations caused mainly by increased fuel costs and the presentment of final electric billings covering several periods which final bills were previously estimated and underaccrued. The total cost for the electricity in excess of the estimated amount was approximately $125,000.

                                    14 of 21

                                ECOS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       Total gross margin was 28 and 36 percent for the 96 and 95 Quarters, respectively, a decrease of 8 percent due primarily from the abnormal high cost of operations of the Remediation Division. Additionally, the soil remediation market served by American Remedial continues to be highly competitive causing a suppressed average selling price combined with unusually bad weather conditions in Southern California causing delays in soil deliveries and accordingly, lower amounts of revenue.

       General, administrative and other costs were $1,080,388, a 76 percent increase from $613,006 of the corresponding prior quarter. This increase is primarily related to the addition of the Remediation Division ($237,000), goodwill amortization of the Remediation Division ($100,000) and incremental costs associated with the North Carolina Project ($135,000).

       Loss from continuing operations of $290,422 in the 96 Quarter was a $59,685 increase over the $230,727 loss in the 95 Quarter. This loss, for the 96 Quarter, results primarily from the approximate operating loss of $397,000 from the Remediation Division, corporate expenses of $379,000 (includes goodwill amortization) and offset by a profit from the Consulting Division of $486,000, which is the result of new management's restructuring efforts. The 95 Quarter loss of $230,727 consisted of a Consulting Division loss of $145,463 and corporate expenses of $86,000. For Fiscal 96 the Company had changed its allocation of corporate expenses to include more non-division related expenditures as compared to prior fiscal periods.

       Net loss for the 96 Quarter was $290,422 compared to a loss of $136,286 for the 95 Quarter.

       NINE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

       For the nine months ended December 31, 1996 (the "96 Period"), the Company reported revenues of $6,377,260, up 42 percent from $4,473,249 in the comparable period last year (the "95 Period"). This increase in revenue resulted primarily from the new acquisition of the Remediation Division ($1,786,654), combined with a 2 percent increase in revenues from the Company's Consulting Division from $4,473,249 in the 95 Period compared to $4,590,606 in the 96 Period.

       The Company's total direct cost and expenses were 70 percent and 57 percent for the 96 and 95 Periods, respectively, as a percentage of total revenues, representing a 13 percent increase in costs caused substantially from the addition of cost of soil remediation. Direct cost for the Environmental Division as a percentage of total consulting revenues remained steady at approximately 52 percent for the 96 and 95 Periods.

       Gross margin as a percentage of revenue was 29 percent of the 96 Period compared to 43 percent for the corresponding 95 Period. This decrease in gross margin of 14 percent was due mainly to the high cost of operations of the Remediation Division.

       General, administrative and other operating cost were $2,887,092 for the 96 period, an increase of $421,286 or 17 percent from the 95 Period. The increase is primarily related to the inclusion of the general, administrative, and other operating costs for the soil remediation division. In the first quarter of Fiscal 97 the Company recorded a restructuring charge of $350,000 in anticipation of

                                    15 of 21

                                ECOS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       additional costs associated with an overall reorganization and implementation of a new management structure. As of December 31, 1996 approximately $140,000 of the provision for restructure remains for the execution of management's plans.

       The operating loss of the 96 Period was $1,424,098, an increase in the operating loss of $580,451 from the 95 Period. The operating loss of the 96 Period was comprised of a Remedial Division loss of $644,442, a Consulting Division profit of $461,993 and corporate expenses of $1,241,648.

       The 96 Period also includes several non-recurring operating transactions and extraordinary items totaling a net gain of approximately $865,000. One of these non-recurring transactions was a charge to earnings of $350,000 for the Company's restructuring plans initiated in the First Quarter ended June 30, 1996 for the streamlining of operations and administrative functions and integration with American Remedial. During the 96 Period the Company reached a settlement with certain of its trade creditors who accepted a payout of $.20 for each $1.00 of their allowed claim. This settlement resulted in a net gain of $280,981 for the Company. In addition, on June 28, 1996, the Consulting Division completed an Offer in Compromise Agreement with the IRS settling all outstanding issues and disputes related to delinquent payroll taxes. As a direct result of this settlement, the Company reported a net gain of $934,091, net of professional fees and costs.

       In the 95 Period, the Company paid a $151,766 finder's fee in connection with the unsuccessful Regulation S offering and accordingly, the Company expensed the full amount of the finder's fee.

       The net income of $300,011 for the 96 period is approximately $827,000 or 156% improvement over the $526,777 loss for the 95 period, due primarily to the extraordinary items discussed above.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company has operated with a working capital deficiency during a majority of the periods presented in the accompanying financial statements. For the nine month period ended December 31, 1996, the Company's primary source of liquidity was generated from cash provided from investing and financing activities such as the issuance of new equity, exercise of warrants, bank and shareholder borrowings and proceeds from the sale of its Cable Products Division.

       The Company's working capital ratio increased to .93 at December 31, 1996 from .54 at March 31, 1996. As of December 31, 1996, the Company had a working capital deficit of $347,676, representing a reduction of approximately $1,860,000 from the March 31, 1996 working capital deficit of $2,206,090. The decrease in the working capital deficit is primarily attributable to the sale of its Cable Products Division, the IRS settlement, payoff of the Strategica Capital Corporation ("Strategica") line of credit and the third quarter shareholder borrowing.

       On July 8, 1996, the Company completed a Regulation S stock offering. The offering involved the sale of 9,000,000 shares of Common Stock at an offering price of $.90 per share generating gross proceeds to the Company of $8,100,000. The offshore placement agent handling the offering entered into an agency agreement which provided for a cash management and selling fee aggregating

                                    16 of 21

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

       On July 8, 1996, the Company acquired all the outstanding stock of American Remedial Technologies, Inc. ("American Remedial"). American Remedial operates a soil remediation facility in Lynwood, California. This facility is the only currently licensed fixed base facility for thermal soil remediation in Los Angeles County, California. The acquisition of American Remedial involves the Company in thermal remediation, a natural outgrowth of its current environmental consulting and remediation activities. The purchase price of American Remedial consisted of a cash payment of $6,000,000, the issuance of 3,000,000 shares of unregistered Common Stock and the issuance of 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible, commencing after March 31, 1997, subject to an earn-out formula, into a maximum of 10,000,000 shares of Common Stock.

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

       In October 1996, the Company's subsidiary, American Remedial, entered into a joint venture agreement with Marbi for the design, construction and operation of a metal recycling operation in West Virginia. American Remedial is expected to provide the construction capital not to exceed $2,200,000. As of February 13, 1997, the operations of this new venture are still in the design, development and financing stages.

       American Remedial is in the process of expanding its Lynwood facility to treat and recycle bio-solids generated from local water treatment plants and produce a fertilizer by-product for resale. This expansion will require equipment modifications at its existing Lynwood Thermal Plant, which have been estimated to cost approximately $500,000. This equipment has been installed as of February 1997 and is currently being financed under an operating lease structure. Further discussions are being held with the holder of this lease for possible long term direct purchase and financing of certain operating equipment leases.

       In December 1996, the Company received $1,000,000 in loan proceeds as a short-term bridge loan from Mr. Michael Klein, a director and shareholder of the Company. These funds provided working and operating capital while the Company pursues alternative long-term financing.


                                    17 of 21

                                ECOS GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


       Although working capital for the nine months period showed an improvement, because of the continued losses, its interest burden and forthcoming principal repayment of its shareholder loan, the Company could continue to experience a cash shortage that, if not remedied, could adversely affect the Company's operations. The Company's proposed plans for expansion, as discussed above, could also be delayed. The Company is presently seeking various methods of raising sources of capital, either through a private equity placement or debt arrangement to fund its current operations and plans for expansion. No assurance can be given that such capital or debt raising will be available or on terms acceptable to the Company. The Company is continuing its restructuring plans for cost savings, which have involved the relocation of its corporate offices, reduction of line personnel, closing of underperforming offices and continued negotiations of rental obligations. The Company presently has no arrangements in place for alternative sources of financing, except for the $500,000 revolving bank loan, which has been fully utilized and/or, possible modification of terms of repayment on the shareholder loans.



                                    18 of 21

                                ECOS GROUP, INC.

PART II.  OTHER INFORMATION

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) The Annual Meeting of Shareholders of ECOS Group, Inc. (f/k/a Evans Environmental Corporation) was held on Friday, October 18, 1996.

            (b) A brief description of each matter voted upon at the meeting and number of votes cast is as follows:


PROPOSAL 1: ELECTION OF DIRECTORS
                                           FOR          AGAINST      ABSTAIN
                                           ---          -------      -------
Wendell R. Anderson                     11,607,141        --         83,596
Luis De La Cruz                         11,607,141        --         83,596
Leon S. Eplan                           11,607,225        --         83,512
Charles C. Evans                        11,607,050        --         83,687
Raimundo Lopez-Lima Levi                11,607,225        --         83,512
John B. McCracken                       11,607,141        --         83,596
Joseph F. Startari                      11,607,225        --         83,512


PROPOSAL 2: CHANGE OF COMPANY NAME FROM EVANS ENVIRONMENTAL
CORPORATION TO ECOS GROUP, INC.
                                           FOR          AGAINST      ABSTAIN
                                           ---          -------      -------
                                        11,670,516      13,299        6,922


PROPOSAL 3: APPROVAL OF 1996 STOCK OPTION PLAN
                                           FOR          AGAINST      ABSTAIN
                                           ---          -------      -------
                                         10,403,056     131,446       3,132


PROPOSAL 4: INCREASE AUTHORIZED SHARES OF THE COMPANY TO 75,000,000
                                           FOR          AGAINST      ABSTAIN
                                           ---          -------      -------
                                         10,371,043     154,191      12,400

All of the foregoing proposals exceeded the required number of votes and accordingly were approved.

                                    19 of 21

                                ECOS GROUP, INC.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)(10.1) Corporate Relations Agreement dated August 13, 1996 between the Company and Corporate Relations Group, Inc. incorporated by reference as filed under exhibit No. 10.2 of Registration Statement on Form S-3 dated October 9, 1996.

            (a)(10.2) Joint Venture agreement dated October 10, 1996 between American Remedial Technologies, Inc. and Marbi, Inc. incorporated by reference as filed with From 10-QSB for the quarterly period ended September 30, 1996.

            (a)(10.3) The Company's 1996 Stock Option Plan incorporated by reference as filed under Exhibit 10.3 of Registration Statement on Form S-3 dated October 9, 1996.

            (a)(10.4) Promissory Note of $1,000,000 dated December 20, 1996 between the Company and Mr. Michael Klein.

            (a)(27)        Financial Data Schedule

            (b)(i) No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                    20 of 21

                                ECOS GROUP, INC.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   ECOS GROUP, INC.
                                   (F/K/A EVANS ENVIRONMENTAL CORPORATION)


February 14, 1997                  By: /s/ David C. Langle
                                     ----------------------------------------
                                     David C. Langle
                                     Chief Financial Officer
                                     on behalf of the Registrant and as
                                     Principal Accounting Officer



                                    21 of 21

                               INDEX TO EXHIBITS



EXHIBIT NUMBER       DESCRIPTION
--------------       -----------
      10.4           Promissory Note
      27             Financial Data Schedule