Form 10KSB
period 1997-03-31
EVANS ENVIRONMENTAL CORP
filed 1997-07-15
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                    For the fiscal year ended MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-16322

                                ECOS GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)

           COLORADO                                             84-1061207
-------------------------------                            -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

1000 SOUTHERN BOULEVARD, SUITE 200, WEST PALM BEACH, FLORIDA      33405
------------------------------------------------------------   ----------
        (Address of Principal Executive Offices)               (Zip Code)

                                (561) 835 - 0990
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.012 PAR VALUE
                          -----------------------------
                                 Title of Class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $8,555,827.

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $5,624,000 based on the average bid and asked price of $0.39 on July 10, 1997.

As of July 8, 1997 the Company had a total of 17,600,026 shares of Common Stock outstanding.

Transitional Small Business Disclosure format (check one):

                                 Yes [ ]  No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

        (A) BUSINESS DEVELOPMENT

        The Company is engaged, through its wholly-owned subsidiaries, in environmental consulting and other environmental related services, including testing (the "Consulting Division") and remediation (the "Remediation Division").

        The Environmental Division's operations are conducted through ECOS Holdings of Florida, Inc., a Florida corporation ("ECOS"), and the following subsidiaries of ECOS, all of which are incorporated under the laws of the State of Florida: Evans Environmental & Geological Services and Management, Inc. ("EE&G"), Evans Management Co. ("EMC") and American Remedial Technologies, Inc. ("ART"). Unless the context otherwise requires, the word "Company" includes the parent company and all of its subsidiaries. Until April 3, 1996, the Company was also engaged in the production and sale of cable products through ABC Cable Products, Inc., a Colorado corporation ("ABC").

        The Company, formerly known as Evans Environmental Corporation, changed its name to ECOS Group, Inc. effective October 25, 1996, pursuant to a majority vote at its annual meeting of shareholders held on October 18, 1996.

        In July , 1996, the Company acquired 100% of ART. ART operates a soil remediation facility in Lynwood, California. This facility is the only currently licensed fixed base facility for thermal soil remediation in Los Angeles County, California. The acquisition of ART involved the Company in thermal remediation, and is a natural outgrowth of its current environmental consulting and bio-remediation activities.

        On April 3, 1996, ABC ceased operations and sold all of its operating assets for an aggregate of $550,000 in cash, a $1,000,000 promissory note and the assumption by the buyer of $595,049 of ABC's liabilities. In April 1996, the Company recorded a gain of $509,037, net of costs associated with the transaction, on the sale of its Cable Products Division. For all years presented in this Form 10-KSB, the Company has shown the results of the Cable Products Division separately as discontinued operations in the consolidated financial statements.

        (B) BUSINESS OF ISSUER

        The Remediation Division consists of all present operations of ART. The Remediation Division operates a Low Temperature Thermal Desorption ("LTTD") soil treatment plant in Lynwood, California, which is designed to service primarily Southern California's metropolitan area. This unit treats non-hazardous petroleum hydrocarbon contaminated soil. This plant also has equipment in place at the Lynwood location to treat biosolids from municipal waste water treatment facilities.

        The Consulting Division consists of EE&G which operates an environmental testing, consulting, remediation and management service, including an environmental testing laboratory specializing in soil and water, as more fully described below.

        Environmental markets develop from and are driven by the promulgation and enforcement of regulations protecting the environment. The environmental field has grown rapidly to date and, in the opinion of management, generally is expected to continue to grow. Within the broad scope of environmental consulting the Consulting Division offers specialized services in specific market segments that may be the focus of legislation or public awareness and concern. The Company has placed particular emphasis on these smaller, niche markets, while continuing to offer a "backbone" of general environmental services.

        An example of the niche market is asbestos consulting and testing. This market grew rapidly during the last several years due to intense public awareness and consequent changes in legislation. The asbestos market, like most niche areas, expanded rapidly, followed by a stabilizing period and will mature over several years. The Company sees these niches as relatively short-term because, each time a remediation (removal) is performed, the market size is diminished. In response, the Company has targeted similar emerging markets, in varying stages of development, to pursue in a manner similar to asbestos.

        Another example of a niche market is biosolids, which are produced by a great majority of municipal waste water treatment facilities. These solids are the residue of treatment performed to remove high levels of organic material from the effluent of the waste water treatment plant. If these organics are discharged to rivers or waterways they will consume the oxygen available for the natural occurring animal life. The effluent is treated in biological reactors where bacteria consume the organics in the effluent stream. The bacteria that die during the process are removed and dewatered to form a solid. These solids have normally been applied to land after treatment with lime. They are regulated under Rule 503 promulgated by EPA. In California, biosolids from the Los Angeles area have historically been land applied in Kern County. Kern County has successfully argued a suit that blocks the majority of sites in Kern County from land applying biosolids. The opportunity created by this has been capitalized on by ART. ART has developed a patent pending process to treat these biosolids using the hot soil from our existing LTTD process. The process is far more effective than existing treatments and results in an enhanced soil product that can be utilized for most agricultural applications. This niche market is not expected to contract like asbestos due to the constant generation of biosolids on a daily basis.

        The development by the Company of technical programs (practices) to serve these markets is in varying stages, from completed (asbestos services) to just beginning (biosolids). The Company anticipates that any such expansion of services will take place through a combination of growth and acquisitions as determined by then current economic and market conditions. There can be no assurance that the Company's strategy will be successful, or that the anticipated growth in the environmental field, in general, will occur.

        REMEDIATION SERVICES. The Company offers it's clients remediation services through our Low Temperature Thermal Desorption Treatment Plant located in Lynwood, California and a mobile plant located at the Port of Los Angeles ready for deployment if the magnitude of the soil to be treated warrants this action. The plants operate by using primarily natural gas or propane to heat soil in rotating drums to vaporize the contaminants which are then sent to a secondary combustion chamber for 99% destruction. This process is ideally suited for petroleum hydrocarbons used as fuel, certain crude oils and some pesticides. The Company maintains in-house processes and quality control procedures and provides a team of professionals that have treated in excess of one million tons of contaminated soil through LTTD. The Company also offers these services on a mobile basis with a transportable unit presently located in southern California. The Company has bid on projects to utilize this plant and has made offers to utilize this unit for treatment of other materials as well.

        CONSULTING, TESTING, AND LABORATORY SERVICES. The Company offers its clients consulting, testing and laboratory services, including asbestos, radon and lead-based paint consulting, testing and analysis; indoor air quality testing and consulting; water and soil analysis and consulting; Title V permitting; environmental site assessments and geological services (including underground storage tank management); and ecological evaluation and mitigation (wetlands).

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

       /bullet/ EMERGENCY RESPONSE AND DISASTER RELIEF. The Company has experience in immediate and planned response procedures to emergencies involving hazardous and regulated materials. Using rotating teams, positioned throughout Florida, the Company responds rapidly to turn potentially dangerous circumstances into manageable situations. The Company provides emergency response for a multitude of situations ranging from small scale chemical spills to large scale disaster relief. The Company's goal is to promote safety and limit liability by providing: risk assessments; site monitoring and documentation of incident and response activities; coordination with client, response contractors, regulatory personnel; assistance with site stabilization; and full documentation of incident. The end result is a written report detailing the chronological events through the remediation of the incident, including response records, photo-documentation and laboratory data. These reports provide historical reference in a proactive risk management program and are effective tools in dealing with insurance companies, regulatory agencies, and other professionals.

       /bullet/ TITLE V PERMITTING. Recent modifications to the 1990 Clean Air
                Act (Title V) affect a broad range of clients including those engaged in the following activities: chemical processing and/or storage; incineration; spray operations (e.g.: paint booths); welding; use of Ozone depleting substances; electrical generation; and boiler operations of 250 million BTU or greater. The Company offers a variety of services to target hazardous air pollutants ("HAPs") and help clients comply with permitting requirements and avoid potential fines resulting from non-compliance.

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

                /bullet/ WATER AND SOIL ANALYSIS AND CONSULTING. The Company provides consultation, planning, field sampling and laboratory analysis for organic and inorganic chemical, physical and biological parameters in drinking water, industrial and domestic wastewater, groundwater and surface water, soil and solid waste.

MARKETING

       The Company's marketing activities are conducted primarily by its full-time marketing and sales staff. Their activities include direct contact, sales presentations, seminars, plant tours, literature, telemarketing and direct mail. The Company also utilizes outside marketing and sales consultants where it is deemed appropriate.

CUSTOMERS

       For the fiscal year ended March 31, 1997, four customers accounted for 44% of the Consulting Division's sales and eight customers accounted for 60% of the Remedial Division's sales. One customer, Phillips and Jordan, accounted for more than 10% of the Company's total consolidated revenues for the fiscal year ended March 31, 1997. Phillips and Jordan was the lead contractor on the Hurricane Fran disaster relief project in North Carolina. The Company's clients sites are primarily distributed throughout Florida and California.

BACKLOG

       The Company does not have any backlog because its consulting services are performed when ordered. Although the Remediation Division maintains service agreements for soil processing with certain of its customers, the soil deliveries for processing are generally arranged when ordered.

COMPETITION

       The Company operates in highly competitive industries in which there are many companies with greater resources and facilities. Some of the Company's jobs require the availability of performance bonding and bid bonding. As of July 7, 1997, the Company has been able to obtain such bonding on a limited basis as needed, but no assurance can be given that the Company will be able to obtain such bonding in the future. Consequently, if such bonding were to be unavailable, the Company would likely be at a competitive disadvantage.

GOVERNMENT REGULATION

       The Company is subject to extensive and evolving government regulations administered by various state and federal agencies and authorities. In many respects, these regulations both govern the operation of the Company and contribute to the demand for its services. Although the Company's customers remain responsible by law for their environmental problems, the Company must comply with the requirements of those laws applicable to its services. The relevant laws and regulations that may affect the Company's operations include the U.S. Environmental Protection Agency regulations and state regulations regarding asbestos consulting, state regulations regarding professional engineering, professional geology, federal and state regulations governing the generation, treatment, transportation and disposal of hazardous wastes, the clean-up of hazardous waste sites and those governing workers in the workplace. Many of these areas are both relatively new and rapidly developing and, therefore, the Company cannot predict the extent to which the Company's operations may be affected by changes to enforcement policies applied pursuant to current laws or by the enactment of new environmental laws and regulations.

       The Company's Florida operations are currently conducted under the following protocols and maintain the following certifications and/or accreditations:

       /bullet/ Florida Department of Business and Professional Regulation
                ("DBPR") licenses individuals who practice as asbestos consultants, engineers, geologists and professional scientists.

       /bullet/ The National Institute of Standards and Technology's National
                Voluntary Laboratory Accreditation Program ("NVLAP").

       /bullet/ Florida Department of Health & Rehabilitative Services ("HRS").
                The Company is an HRS certified laboratory for the analysis of asbestos in drinking water and radon.

       The Company's California operations operate within permits issued by the following state and local regulatory agencies.

       /bullet/ City of Lynwood Conditional Use Permit which is a local agreement to operate the facility.

       /bullet/ Wastewater Discharge Permit from Los Angeles County Sanitation
                District, to discharge wastewater to the County Sewer.

       /bullet/ South Coast Air Quality Management District Permit to Operate, authorizing ART to thermally process hydrocarbon contaminated soils, and a Rule 1166 Permit authorizing the receipt of volatile organic compounds.

       /bullet/ California Regional Water Quality Control Board authorizing the receipt and storage of hydrocarbon contaminated soils.

       /bullet/ California Regional Water Quality Control Board Waste Discharge
                Requirement permit, specifying the treatment levels for general use of treated soils.

       /bullet/ Integrated Waste Management Board Permit to receive solid wastes.

       The Company provides a number of environmental consulting services, including the assessment and remediation of contaminated sites related to discharges of petroleum products from petroleum storage systems that are eligible for reimbursement of cleanup costs under the State of Florida's Inland Protection Trust Fund program (the "FIPT"). The Company enters into contracts from time to time with third parties for the purpose of funding such remediation work, subject to payment of a markup or handling fee to such funders. In the event the State of Florida were to determine that certain costs are not reimbursable, such contracts generally provide that the Company is required to bear all costs not reimbursed. There can be no assurance that the State of Florida will fully reimburse costs submitted in the pending applications for reimbursement of costs.

       The State of Florida ceased the processing of applications for new work under the Petroleum Contamination Reimbursement Program under the FIPT with limited exceptions for certain active sites. In its place, the State of Florida has implemented, under the FIPT, a prioritized Petroleum Cleanup Program based upon pre-approved scope of work and costs.

       The Company has claims, as of March 31, 1997, submitted totaling, net of reserves, of approximately $650,158, respectively, under the FIPT's prior program. As of July 8, 1997, the Company does not have any claims to be submitted under the new program.

INTELLECTUAL PROPERTY RIGHTS

       The Company has applied for a patent on it's biosolids treatment process. The Company can not ascertain at this time whether the patent will be granted or not.

RESEARCH AND DEVELOPMENT

       For the fiscal year ended March 31, 1997, the Company did not expend any significant funds on research and development activities. Any such funds expended were used to investigate the viability of recycling scrap from the production of iron. This project is on hold until the resolution of a strike at our major potential customer.

ENVIRONMENTAL CONSIDERATIONS

       While it does not generate hazardous waste, the Company does, through its laboratories, handle potentially hazardous materials as samples submitted for analysis. These samples are disposed of under State-approved plans for the temporary storage, transport and disposal of such materials. All hazardous waste is stored in appropriate drums and packaged for shipping according to Federal Department of Transportation regulations to an approved waste disposal site by an approved hazardous waste hauler. The Company's cost of compliance with environmental laws and regulations is approximately $5,000 per year, primarily for hazardous waste disposal. See "Governmental Regulation" for a discussion of other environmental laws and regulations to which the Company is subject and the effects of compliance with such laws and regulations on the Company.

       On April 10, 1997, the California South Coast Air Quality Management District ("SCAQMD"), a four county air pollution regulatory agency, issued a Notice of Violation ("NOV") to American Remedial Technologies, Inc.'s (ART's) Lynwood, California plant for having installed biosolids treatment equipment without a permit. The Company's management has been working closely with SCAQMD to resolve its permitting issues relating to the biosolids equipment and expects to secure the permit.

       On April 28, 1997, the SCAQMD issued two additional NOV's to ART's Lynwood plant, alleging that soil treatment operations had caused a public nuisance on April 23rd and 24th. ART does not believe its operations pose a nuisance. Nevertheless, out of an abundance of caution, ART management chose to come off line to undergo maintenance operations and to install additional equipment, where appropriate, to eliminate any public perception that its operations cause a nuisance. The plant offline was only 25 days.

       The plant continued to accept soil receipts and resumed operation on May 25, 1997.

SEASONALITY

       The Company's consulting revenues increase during the second quarter of each fiscal year, due to the work done for school district clients. This is the time of the year when schools are partly vacant and most remediation work is scheduled. Other than this item, there is no seasonality with respect to the Company's business. The Remediation Division does not have a similar business cycle.

SOURCES AND AVAILABILITY OF RAW MATERIALS

       The raw materials, including the fuel, chemicals and products used by the Company are believed by the Company to be in wide supply and available from a number of sources.

INFLATION

       Management believes that inflation does not materially affect the operations of the Company.

EMPLOYEES

       As of July 8, 1997, the Company employed 75 full time employees. No employees are members of a collective bargaining unit under a union representation contract. Management believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

       The Company owns no real property. The Company leases 2,000 square feet of space for its executive offices in West Palm Beach, Florida, 11,888 square feet for its Miami laboratory facility and operating offices. The Company leases 115,000 square feet in Lynwood, California for ART's operations. The combined costs of these leases are approximately $366,000 annually and expire on various dates through the year 2001. The Company leases additional office space at three locations in Florida from non-affiliated third parties. None of the leases is of a material amount, nor would the Company be materially and adversely affected if it were necessary to relocate any of its offices. The Company believes that its facilities are more than adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS.

       The Company is not a party to any litigation which is not incidental to its business and operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

       No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's Common Stock trades on the SmallCap Market(R) of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ECOS. The quotations set forth below are inter-dealer quotations obtained from NASDAQ, do not reflect retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. Fiscal 1996 quotations have been adjusted for the one-for-four reverse stock split effective December 29, 1995. The Company's Common Stock also began trading under the symbol EVE April 20, 1995 on the Freiverhehr (over-the-counter market) of the Berlin Stock Exchange, Berlin Germany and under the same symbol in 1997 on the Frankfurter Wertpaperborse (over-the-counter market) of the Frankfurt Stock Exchange in Frankfurt, Germany.

 QUARTER ENDED                           HIGH BID         LOW BID
 -------------                           --------         -------
 FISCAL 1997:
 March 31, 1997                           $0.719           $0.469
 December 31, 1996                        $0.875           $0.563
 September 30, 1996                       $1.109           $0.875
 June 30, 1996                            $2.250            $1.25

 FISCAL 1996:
 March 31, 1996                           $0.625            $0.25
 December 31, 1995                        $0.625           $0.385
 September 30, 1995                       $1.125            $0.25
 June 30, 1995                            $4.875           $0.875

       The Company had 305 shareholders of record as of July 8, 1997 and believes there are approximately an additional 1,100 beneficial holders of its securities who hold such shares in "street" or nominee name.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLANS OF OPERATIONS.

RESULTS OF OPERATIONS

INTRODUCTION

        A new management team for ECOS took responsibility for operations beginning in July 1996. Mr. Enrique A. Tomeu was appointed President and Chief Executive Officer of the Company. Mr. Tomeu has since appointed a new Chief Financial Officer, two Vice Presidents of Operations and a Director of the Company's Environmental Consulting Division.

        This new management team aggressively implemented a reorganization plan to change the cost structure of the entire organization. Non-performing offices were closed, administrative staff was reduced and new customers were added from previous customer relationships of the new management team.

        These plans have been successful in reducing corporate costs, net of goodwill, and reducing the costs of administration of the operating divisions. Management believes the true effect of these changes will become manifest in Fiscal Year 1998.

FISCAL 97 COMPARED TO FISCAL 96

        During the fiscal year ended March 31, 1997 ("Fiscal 97"), the Company experienced a net loss of $1,912,392 as compared to a loss of $2,051,365 for the fiscal year ended March 31, 1996 ("Fiscal 96") for a 6.7% decrease.

        The Company under new management took certain significant cost saving actions during Fiscal 97 and Fiscal 96 and will continue to do so, including significant labor reductions, restructuring of under-performing consulting offices, closing of unprofitable consulting offices, reductions of corporate overhead and other measures. Although the cost savings measures have not yet returned the Company to profitability, management believes that the Company can return to sustained and profitable revenue growth, although no assurances can be given. While management continues to evaluate any additional cost saving measures, increased focus continues to be on new sales and marketing efforts to generate sustained revenue growth from existing consulting offices and increase in market share from its new Remediation Division. The Company has broadened its service areas offered to clients by the addition of several new senior professionals to the existing management staff of the Consulting Division. The addition of these individuals, primarily professional engineers and geologists, will enhance the Company's expertise in the environmental consulting and remediation industries.

        The Company's revenue increased from $5,721,221 for Fiscal 96 to $8,555,827 for Fiscal 97, an increase of $2,834,606 or approximately 50%. However, the acquisition of ART in July 1997 added $2,635,056 to Fiscal 97 revenues which accounted for over 93% of the increase in revenues over the Fiscal 96 period. Therefore, total comparable revenue for the Consulting Division increased from $5,721,221 for Fiscal 96 to $5,902,771 for Fiscal 97 or $181,550, just over 3%. In September 1996, the Consulting Division was sub-contracted by Phillips & Jordan, Inc. to commence work on a major emergency response project in North Carolina, associated with Federally funded clean-up efforts of the damage caused by Hurricane Fran. The North Carolina project was completed in February 1997 after generating over $1,535,000 of indoor air quality revenues for the Consulting Division. This project alone accounts for approximately 26% of the entire Consulting Division's revenues and approximately 18% of total revenues for the ECOS entity as a whole in Fiscal 97. Excluding the North Carolina project, the revenues of the Consulting Division decreased approximately $1,350,000 or nearly 24% from Fiscal 96. This decrease is attributable to the non-renewal of several significant county government and school board asbestos related consulting contracts throughout the State of Florida combined with a general downward trend in the demand for asbestos related services. The phase out of new consulting services performed under the FIPT program in Fiscal 97 was also a contributing factor. The Consulting Division is aggressively seeking to replace the reduction in revenues from Fiscal 96 by establishing environmental consulting contracts with new clients requiring indoor air quality and hazardous waste services. Historically, the Consulting Division has secured emergency response projects however, their certainty of occurrence on an annual basis is unpredictable. The Company will however, continue to broaden its recognition and expertise for handling these types of projects.

        Direct costs were $6,489,936 for Fiscal 97, representing an increase of $3,192,825 or over 96% from Fiscal 96. However, Fiscal 96 does not contain any soil remediation direct costs, which were $3,102,136 in Fiscal 97 and accounts for over 97% of the increase. Direct costs related to the Consulting Division of $3,387,800 in Fiscal 97 increased only $90,689 or less than 3% from $3,297,111 in Fiscal 96. Direct costs for the consulting division consist of all professional and technical labor, employee benefit costs together with other expenses directly related to the production of consulting revenue. Other direct costs for the consulting division include subcontractors, suppliers, and other revenue generating expenses. Direct costs for soil remediation consist of plant and equipment rental, labor, fuel, replacement parts and other processing costs. The direct costs of the Remediation Division were significantly higher than revenues generated as a result of an erosion of our original anticipated selling prices. In an effort to protect our market share gained and increase our client base, selling prices were lowered to match those offered by our competition. Additionally, abnormal shutdowns of the soil remediation processing plant combined with high repair and maintenance costs of the processing equipment and increased fuel costs also contributed to higher direct costs.

        The Company's gross margin fell to just over 24% in Fiscal 97, down from 42.4% in Fiscal 96. This decrease in gross margin is directly attributable to the acquisition of the Remediation Division. The gross margin for the consulting division for Fiscal 97 of 42.6% almost equaled the above stated Fiscal 96 figure. In contrast, the gross margin of the Remediation Division was hampered by lower processing prices offered to our customers due to market competition combined with unusually high costs for direct processing materials.

        General, administrative and other costs increased $685,585 or nearly 15% to $5,364,552 for Fiscal 97 compared to $4,678,967 for Fiscal 96. Various non-recurring expenses of $855,334 for Fiscal 97 and $1,325,987 for Fiscal 96 are included in the above figures. Excluding non-recurring expenses, general, administrative and other costs increased $1,156,238 or 34.5% from Fiscal 96 to Fiscal 97. This increase is directly attributable to the acquisition of the Remediation Division which accounts for $1,269,044 or 110% of the increase and is comprised of $948,535 of cost plus the amortization of goodwill associated with this transaction for an additional $320,509. The general, administrative and other costs of the Consulting Division and corporate overhead of $3,240,174 in Fiscal 97 actually decreased by $112,806 compared to $3,352,980 in Fiscal 96 representing a 10% decrease in the total expense change, less non-recurring expenses. In the first quarter of Fiscal 97 the Company recorded a restructuring charge of $350,000 in anticipation of additional costs associated with overall reorganization and implementation of a new management structure. As of March 31, 1997, approximately $97,000 of the provision for restructuring remains for the execution of management's plans. In the forth quarter of Fiscal 97, $495,000 worth of public relations and marketing services provided by a public relations company, pursuant to a five year agreement for certain corporate relations services, and paid for by the issuance of ECOS stock was recorded to comprise nearly 98% of the $505,334 total stock compensation expense for services reported in Fiscal 97.

        The operating loss for Fiscal 97 was $3,298,661 an increase of $1,043,804 or 46.3% from the Fiscal 96 operating loss of $2,254,857. The acquisition of the Remediation Division directly increased the Fiscal 97 operating loss $1,718,125 (including goodwill amortization) or 52%. The operating loss for the Consulting Division (inclusive of corporate overhead), excluding the acquisition of the Remediation Division, decreased $674,321 or nearly 30% to $1,580,536 in Fiscal 97 compared to $2,254,857 in Fiscal 96. A $200,000 loss on marketable securities was recognized in the forth quarter of FY 97 to record the permanent decline in value of certain securities held by the Company.

        The loss from continuing operations of $3,647,393 for Fiscal 97 was $1,204,548, or over 49%, greater than the $2,442,245 loss for Fiscal 96 and can be summarized as follows:

                                                      FISCAL 97      FISCAL 96

Income (loss) from consulting offices               $   419,877    $   774,977
Income (loss) from soil remediation services         (1,489,064)        -0-

Corporate overhead                                   (1,522,672)    (1,891,235)

Non recurring expenses                               (1,055,534)    (1,325,987)

Loss before income taxes
       and discontinued operations                  $(3,647,393)   $(2,442,245)

        Fiscal 1997 also includes gains from discontinued operations and extraordinary items totaling $1,735,001. On April 3, 1996, the company sold all of the operating assets and ceased operations of ABC Cable Products, Inc. ("Cable Products Division"), a wholly-owned subsidiary, for an aggregate of $550,000 in cash and a promissory note in the amount of $1,000,000. In addition, the purchaser assumed certain liabilities of ABC aggregating $595,049. The Company recorded a $509,037 net gain on disposal from this transaction in Fiscal
97. On June 28, 1997, the consulting division completed an Offer in Compromise Agreement with the IRS settling all outstanding issues and disputes related to delinquent payroll taxes. As a direct result of this settlement, the Company reported a net gain of $939,090, net of professional fees and costs. Also during Fiscal 1997, the Company reached a settlement with certain of its trade creditors who accepted a payout of $.20 for each $1.00 of their allowed claim. This settlement resulted in a net gain of $286,874 for the Consulting Division in Fiscal 97.

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

        The Company took certain significant cost saving actions during Fiscal 96 and Fiscal 95 and continues to do so, including significant labor reductions, restructuring of under performing offices, closing of unprofitable offices, the sale of the unprofitable wet chemistry laboratories, reductions of corporate overhead and other measures. Although these cost savings measures have not yet returned the Company to profitability, management believes that the Company can return to sustained and profitable revenue growth, although no assurances can be given. While management continues to evaluate any additional cost saving measures, increased focus is on new marketing efforts to generate sustained revenue growth from existing offices. The Company has increased its marketing and sales staff, created new marketing programs and added additional marketing resources. In connection with the new marketing focus to increase revenue, the Company has broadened its service areas offered to clients. Appropriate additional senior professional staff have been added to give the Company the expertise needed to compete in these new services areas.

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

        General, administrative and other costs were $4,678,967 for Fiscal 96, a decrease of $3,135,969 or 40.1% from Fiscal 95. Fiscal 96 and Fiscal 95 include various non-recurring expenses totaling $1,325,987 and $1,933,183, respectively. Additionally, Fiscal 96 includes expenses of $143,340 for offices that have been closed, compared to $998,806 in Fiscal 95. Comparable general, administrative and other costs were $3,209,640 for Fiscal 96, a decrease of $1,673,307 or 34.3% from Fiscal 95 expenses of $4,882,947. Penalties and interest accrued to the Internal Revenue Service were approximately $59,000 for Fiscal 96 compared to $377,000 for Fiscal 95, a decrease of $318,000 or 84.4%. The balance of the decrease in expenses is a result of the cost savings measures that have been implemented and in particular, the elimination of various staff positions.

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

        The loss before income taxes and discontinued operations of $2,442,245 for Fiscal 96 was $2,521,065, or 50.8%, less then the $4,963,310 loss for Fiscal 95 and can be broken down as follows:

                                         FISCAL 96           FISCAL 95
                                       ------------         -----------
Income (loss) from
 operating offices(1)                  $   774,977          $  (231,988)
Corporate overhead                      (1,891,235)          (2,798,139)
                                       -----------          -----------
                                        (1,116,258)          (3,030,127)
Non recurring expenses                  (1,325,987)          (1,933,183)
                                       -----------          -----------
        Loss before income taxes
         and discontinued operations   $(2,442,245)         $(4,963,310)
                                       ===========          ===========
-------------
(1) Includes income from continuing and closed offices.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company had a working capital deficit of $2,156,954 at March 31, 1997, compared with a working capital deficit of $2,206,090 at March 31, 1996. This modest decrease in deficit of $49,136 reflects a working capital ratio of
 .56 at March 31, 1997 from .54 at March 31, 1996.

        Net cash increased during Fiscal 97 by $271,661 compared to a decrease during Fiscal 96 of $122,622. Cash used by continuing operations was $2,196,656 and $1,059,102, respectively, for Fiscals 97 and 96. The net cash used from operations for Fiscal 97 resulted primarily from the Company's additional expenditure from restructuring its Consulting Division and Corporate overhead and, lack of profitability of its Remedial Division. To fund the operational cash drain in Fiscal 97, additional borrowings of approximately $1.6 million were received from related parties.

        Purchases of equipment increased from Fiscal 96 by $443,052 to $497,806 in Fiscal 97. Management believes that in the year ended March 31, 1998, it must slightly increase equipment purchases to remain competitive in the marketplace.

        During Fiscal 97, the Company completed a stock offering from the sale of 9,000,000 shares of Common Stock at an offering price of $0.90 per share generating net proceeds of approximately $7.3 million (net of issuance costs). The majority of these proceeds were used to fund the acquisition of ART ($6,000,000) and payment to the IRS for an Offer in Compromise agreement settling all outstanding issues and disputes or delinquent taxes.

        The net proceeds generated from the sale of its Cable Products Division in April 1996 of approximately $1,300,000 were used principally to repay the outstanding loan balance of $1,139,000 with its then senior lender.

        For Fiscal 97 the Company received $337,500 from the exercise of warrants outstanding with an unrelated company.

        The Company continues to review all current operations and assets for potential reorganizations, sale or liquidation in order to raise additional capital or lower costs.

        The Company sold receivables, which for financial reporting purposes has been reported as a borrowing transaction, aggregating $623,482, eligible for reimbursement under the FIPT. Under two similar master funding and indemnification agreements, Sirrom Resource Funding, L.L.C. and its affiliates ("Sirrom") have lent $150,561 at March 31, 1997 to the Company via the funding of eligible receivables. The agreements provide that in the event Sirrom is not reimbursed within 24 months of an advance, the Company is obligated to repurchase the receivable. This obligation is presented as a note payable in the accompanying financial statements. The Company maintains a cash escrow for the benefit of Sirrom in the event of a reimbursement shortfall. If the shortfall exceeds the escrow amount, the Company must pay Sirrom within 15 days of notification.

        The Company also entered into subcontractor finance agreements with Environmental Corporation of America, Inc. ("ECA") and Tier Environmental Services, Inc. ("Tier"). Under these agreements ECA and Tier have funded $334,958 and $137,963, respectively of receivables eligible for reimbursement under the FIPT. Under these agreements, the Company must prepay interest for 12 months based on the published prime rate at the time of funding. Also, at the time of funding the Company must prepay additional interest at a rate of 5% to a reserve account for months 13 through 18. If reimbursement from the FIPT takes more than 18 months, then interest must be prepaid on a quarterly basis at the rate of prime plus 3%. The Company is liable to ECA and Tier for any reimbursement denials. The Company must pay any denied reimbursements within 10 days of notification.

        The Company continues to monitor the recent governmental activities in Florida with respect to changes in the FIPT, see Item 1. Description of Business
- Governmental Regulation, above. As of March 31, 1997, the Company had claims submitted to the FIPT totaling $650,158, net of reserves.

        The Company intends to fund its current operations from a combination of cash on hand, cash generated from operations, potential new equity or a sale of assets. These sources of capital are expected to fund the Company's current operations through March 31, 1998. Management expects a return to profitability in Fiscal 1998. However, if the Company does not return to profitability and absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The directors and executive officers of the Company as of July 8, 1997 are as follows:

                                                                                     IN OFFICE
              NAME                 AGE                  POSITION(S)                    SINCE
              ----                 ---                  -----------                  ---------
COMMON STOCK DIRECTORS:

Wendell R. Anderson                 64     Director                                    1994

Luis De la Cruz                     44     Director                                    1996

Leon S. Eplan                       68     Director                                    1993

Dr. Charles C. Evans                40     Chairman of the Board of Directors          1993

Raimundo Lopez-Lima Levi            35     Director                                    1996

John B. McCracken                   51     Director                                    1996

Joseph F. Startari                  49     Director                                    1996

SERIES B PREFERRED STOCK DIRECTORS:

Antonio L. Contreras, Jr.           46     Director                                    1996

Michael S. Klein                    41     Director                                    1996

Enrique A. Tomeu                    42     President, Chief Executive Officer          1996
                                           and Director

Enrique J. Tomeu                    64     Director                                    1996

Carlos M. Vergara                   35     Director                                    1996




EXECUTIVE OFFICERS:

Michael G. Baker                    38     Vice President and Secretary                1996

David C. Langle                     47     Chief Financial Officer                     1996

Mark Patton                         33     Vice President                              1996

Enrique A. Tomeu                    42     President, Chief Executive Officer          1996
                                           and Director

BUSINESS EXPERIENCE:

        WENDELL R. ANDERSON was appointed to the Board in 1994. He has been of Counsel to the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd., based in Minnesota, since 1979. He also serves as a director of the following public companies: Fingerhut Corp. (since 1991), National City Bank Corporation (since
1981) and Super Mail International (since 1994).

        LUIS DE LA CRUZ has been president and shareholder of De la Cruz & Cutler, P.A., a law firm in Coral Gables, Florida since 1990. His principal areas of practice are real estate and commercial transactions. He has a BS degree in civil engineering and a JD degree from the University of Florida.

        LEON S. EPLAN has been a member of the Board since April 1993. He heads EplanConsulting, an Atlanta-based firm providng client services to governments and private companies in urban and strategic planning, economic base analysis, real estate development and growth management. Until September, 1996, Mr. Eplan was Commissioner of Planning and Development for the City of Atlanta and played a major role in preparing the City for its hosting of the 1996 Summer Olympic Games. In addition, Mr. Eplan is an adjunct faculty member both of the Graduate City Planning Program at the Georgia Institute of Technology, and the Graduate Institute of the Liberal Arts at Emory University. Twice elected President of the American Institute of Planners, the professional society of city planners, he has served as advisor to the White House domestic policy staff, was a member of the U.S. Delegation to the U.N. Seminar on Transportation, and recently completed service on the National Commission on Intermodal Transportation, to which he was appointed by the U.S. Senate.

        DR. CHARLES C. EVANS joined the Company as Chairman of the Board of Directors in January 1993. Until March 1995, Dr. Evans served as the President and Chief Executive Officer of the Company, and also as the President of Evans Environmental. Since 1986 and until March 1995 Dr. Evans had been continuously employed as President of one or more of Evans Environmental's subsidiaries.

        RAIMUNDO LOPEZ-LIMA LEVI has been the managing partner of Lopez Levi & Associates, P.A., CPA, a public accounting firm in Miami, Florida. From 1985 to 1991 Mr. Levi was in the tax division of Arthur Andersen & Co.

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

        JOSEPH F. STARTARI from December, 1995 has been president and CEO of Biotechna Environmental Limited, an environmental technology company, traded on the stock exchange in Alberta, Canada. From June, 1978 until December, 1995 Mr. Startari worked in a variety of positions in the Ordinance Division of Olin Corporation, a defense contractor. Most recently, from February, 1995 until he left Olin Corporation, he was Vice President-Recovery Systems and Executive Vice President of Olin Services, Inc.


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

        MICHAEL S. KLEIN from 1987 to 1995 was chairman and chief executive officer of ViTel International, a company specializing in network facsimile services. Since January, 1995 Mr. Klein has devoted his time to a variety of public service and environmental conservation activities.

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

        ENRIQUE J. TOMEU has owned and operated fertilizer and chemical plants for over 35 years. He is currently a principal in several fertilizer trading and plant operations in four countries in North and South America. Mr. Tomeu has built six fertilizer bulk blending plants. He founded, operated and sold companies in the agribusiness, trucking and mining industries, in the last four decades. Mr. Tomeu has served on the Board of Directors of Flagship Bank and Suburban Bank Shares.


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

        MICHAEL G. BAKER was hired as the Vice President of Operations in July, 1996 and appointed as the Corporate Secretary on November 25, 1996 upon the resignation of Claire E. Lardner. He has over 16 years of operation and sales management experience in the environmental services industry. Mr. Baker has six years experience as Director of Business Development and Director of Treatment Technology for Laidlaw Environmental Services. Mr. Baker has managed a division encompassing six facilities that performed waste water treatment services with $43 million in revenues and $13 million in earnings. Mr. Baker has managed facilities in Massachusetts, Maryland, Ohio, Tennessee, South Carolina, and Canada. Mr. Baker has experience in landfill operations, waste water treatment operations, transfer operations, remedial services, fuel blending operations and MIS.

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

        MARK PATTON was hired as the Vice President, Sales and Program Development Manager in July 1996. Mr. Patton has over 10 years in the chemical and environmental industries, working extensively in the areas of project/business development and strategic planning with a focus on remediation projects for major oil and aerospace industries. From October 1993 to July 1995 Mr. Patton was Program Development Manager with OHM Remediation Services, Inc. and Rust Remedial Services, Inc., a division of WMX Technologies. From August 1988 to October 1993 Mr. Patton was Program Manager-Special Projects with Chemical Waste Management, Inc. His educational background is a Chemical Engineering degree from the University of Southern California.

        Directors are elected annually at the Company's annual shareholders' meeting. Each director of the Company serves until his successor is elected and qualified or until the earlier of death, resignation, removal or disqualification of the director. The officers are elected annually by the directors.

        Enrique J. Tomeu and Enrique A. Tomeu, are father and son, respectively. Enrique A. Tomeu, Carlos Vergara and Tony Contreras are brothers-in-law. Carlos Vergara and Tony Contreras are the son-in-laws of Enrique J. Tomeu. Other than the foregoing, there are no family relationships between or among any of the directors or executive officers of the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

        The Board of Directors has established a Compensation Committee, of which Mr. Michael Klein and Dr. Charles Evans are members. The functions of the Compensation Committee are to review and approve annual salaries and bonuses for all executive officers and review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, including the granting of stock options pursuant to the Company's stock option plans. The chairman of the Compensation Committee is Mr. Michael Klein. The Board of Directors has also established an Audit Committee of which Mr. Raimundo Lopez-Lima Levi, Chairman, Mr. Carlos Vergara, Mr. Tony Contreras, and Mr. Joseph F. Startari are members. The functions of the Audit Committee are to oversee the Company's Chief Financial Officer, meet periodically with the Company's outside auditors, and generally be responsible for the Company's financial and accounting policies. Additionally, the Board of Directors established an Executive Committee comprised of Enrique A. Tomeu, Chairman, Dr. Charles C. Evans and Mr. John B. McCracken. The responsibilities of the Executive Committee are to assist management on behalf of the Board in the evaluation and decisions of any agreements, contracts, loans, debentures or transactions for any amounts less than $3,000,000, which would otherwise require Board approval.

SECTION 16(A) REPORTS

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that, for the fiscal year ended March 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with; except that Dr. Charles Evans and Antonio L. Contreras, Jr. did not file timely Forms 4 with respect to an aggregate of 43,200 shares sold during Fiscal 97 and, Dr. Charles Evans, Leon Eplan and Wendell Anderson all of which did not file any Forms 4 and 5 with respect to an aggregate of 256,250 options and 8,750 options, which they received during Fiscal 97 and Fiscal 96, respectively.

ITEM 10. EXECUTIVE COMPENSATION.

        The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended March 31, 1997, 1996 and 1995 to the Company's Chief Executive Officer, the only employee whose aggregate compensation exceeded $100,000 for the fiscal year ended March 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG-TERM
                                                                             COMPENSATION
                                                                        ---------------------
                                          ANNUAL COMPENSATION                  AWARDS
                                --------------------------------------  ---------------------
           NAME AND                                                     SECURITIES UNDERLYING
      PRINCIPAL POSITION        YEAR         SALARY           BONUS            OPTIONS
----------------------------    ----        --------          -----     ---------------------
Enrique A. Tomeu,              1997         $102,800           $0             $      0
President and Chief Executive
Officer

John C. "Jack" Reynolds,       1997         $ 52,500           $0                    0
  Interim President and Chief  1996         $164,500           $0              200,000
Executive Officer(1)           1995          $ 7,000           $0               31,250

--------------
(1) John C. "Jack" Reynolds was employed as Interim President of the Company through July 11, 1996 pursuant to a consulting arrangement with R.J. Quintero & Co. ("Quintero"). None of the above compensation was paid to Mr. Reynolds. All compensation payments and option issuances were made to directly Quintero.

                        OPTION GRANTS IN LAST FISCAL YEAR

        No options were granted during the fiscal year ended March 31, 1997 for those persons named in the Summary Compensation Table.

                           AGGREGATED OPTION EXERCISES

              IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth information concerning the value of unexercised stock options at the end of the 1997 fiscal year for those persons named in the Summary Compensation Table.

                                                                                         VALUE OF
                                                        NUMBER OF SECURITIES            UNEXERCISED
                                                       UNDERLYING UNEXERCISED          IN-THE-MONEY
                               SHARES                        OPTIONS AT             OPTIONS AT FISCAL
                             ACQUIRED ON    VALUE          FISCAL YEAR END             YEAR END ($)
             NAME             EXERCISE    REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
             ----            -----------  --------   -------------------------   -------------------------
John C. "Jack" Reynolds(1)       0           0              231,250 / 0                 $98,581/ $0

------------
(1) John C. "Jack" Reynolds is employed as Interim President of the Company pursuant to a consulting arrangement with Quintero. None of the above options were issued to Mr. Reynolds, but were issued directly to Quintero. Mr. Reynolds is not a shareholder, officer or director of Quintero.

COMPENSATION ARRANGEMENTS

        EMPLOYMENT AGREEMENT

        Enrique A. Tomeu is employed as the Chief Executive Officer and President of ECOS pursuant to a four year employment agreement dated as of July 8, 1996. As compensation thereunder, Mr. Tomeu is entitled to receive an annual salary of $150,000; a luxury automobile; a $900 per month non-accountable expense allowance; an expense account for business travel and other expenses; six weeks' paid vacation annually; health insurance for himself and his family; and a $3,000,000 life insurance policy on his life payable to his designees. In addition, Mr. Tomeu may be entitled to a bonus based on the performance of the Company, at the discretion of the Board of Directors. Upon termination of his employment with the Company by virtue of his involuntary resignation, permanent disability (as defined in the agreement) or dismissal for other than cause (as defined in the agreement), Mr. Tomeu is entitled to convert any Series B Convertible Preferred Stock which he then may own to Common Stock as though the applicable earnouts had been earned. As a part of his employment agreement, Mr. Tomeu has agreed not to compete with the Company's business for a period of one year following his voluntary resignation or the termination of his employment for cause.

        Effective July 3, 1996, Dr. Evans, Chairman of the Board has been employed by the Company pursuant to a new three year employment agreement and a new three year consulting agreement. The new employment agreement provides for an annual salary of $24,000; a $500 auto allowance; an expense account for business travel and other expenses; and eight weeks' paid vacation annually. The consulting agreement provides for annual fees of $50,000 and an expense account for business travel and other expenses. In addition, Dr. Evans may be entitled to a bonus based on the performance of the Company at the discretion of the Board of Directors. Dr. Evans has agreed not to compete with the Company's business for a period of one year following his voluntary resignation or the termination of his employment with the Company for cause.

        John C. "Jack" Reynolds was previously employed as Interim President through July 11, 1996 pursuant to a consulting arrangement with Quintero. In consideration for these services, Quintero received a weekly payment of $3,500 and options to purchase 31,250 shares of Common Stock, to be awarded in advance each quarter. In addition, Quintero was reimbursed for all reasonable and necessary out-of-pocket expenses. The Agreement has been canceled effective July 28, 1996. Mr. Reynolds is not a shareholder, officer or director of Quintero.

COMPENSATION OF DIRECTORS

        Each director who is not an executive officer or employee of the Company is entitled to a fee of $300 per meeting. Further, for serving on the Board of Directors, directors received mandatory stock option grants under the 1993 Stock Option Plan through April 1, 1996 and are entitled to additional compensation duly authorized by the Board of Directors. The Board of Directors has temporarily postponed any further Compensation for directors subject to a study of equitable and comparable Director Compensation packages among the Company's industry and recommendation by the designated Compensation Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

PRINCIPAL SHAREHOLDERS

        The following table sets forth certain information, as of July 8, 1997, regarding the Company's Common Stock owned of record or beneficially by (i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock, (ii) each director and executive officer named in the Summary Compensation Table above and (iii) all directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.

        In accordance with Rule 13d-3, promulgated under The Securities Exchange Act of 1934, shares that are not outstanding but that are issuable within 60 days upon exercise of outstanding options, warrants, rights or conversion privileges or which are otherwise required by Rule 13d-3 to be included have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person owning such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person. As of July 8, 1997, there were 17,600,026 shares of Common Stock issued and outstanding and 1,000,000 shares of Series B Preferred Stock issued and outstanding.

                                                COMMON STOCK                   PREFERRED STOCK
                                         --------------------------       -------------------------
                                         AMOUNT AND NATURE                AMOUNT AND NATURE
                                           OF BENEFICIAL       % OF        OF BENEFICIAL       % OF
       NAME AND ADDRESS                      OWNERSHIP        CLASS           OWNERSHIP       CLASS
       ----------------                  -----------------    -----       -----------------   -----
5% HOLDER:
Strategica Capital Corporation (1)           2,540,196        12.66%                 --          --
1221 Brickell Avenue, Ste 2600
Miami, Florida 33131

COMMON STOCK DIRECTORS:
Charles C. Evans (2)                           450,000         2.62%                 --          --
1000 Southern Blvd. # 200
West Palm Beach, FL 33405

Leon S. Eplan (3)                               37,500            *                  --          --
One Barksdale Drive N.E.
Atlanta, GA 30309

Wendell R. Anderson, Esq. (4)                   30,000            *                  --          --
720 Baker Building
Minneapolis, MN 55403

John B. McCracken, Esq.                             --           --                  --          --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

Luis De la Cruz                                     --           --                  --          --
241 Sevilla Avenue #805
Coral Gables, FL 33134

Raimundo Lopez-Lima Levi                            --           --                  --          --
815 N.W. 57th Avenue #304
Miami, FL 33126

                                                COMMON STOCK                   PREFERRED STOCK
                                         --------------------------       -------------------------
                                         AMOUNT AND NATURE                AMOUNT AND NATURE
                                           OF BENEFICIAL       % OF        OF BENEFICIAL       % OF
       NAME AND ADDRESS                      OWNERSHIP        CLASS           OWNERSHIP       CLASS
       ----------------                  -----------------    -----       -----------------   -----
Joseph F. Startari                                  --           --                  --          --
2468 Stag Run Boulevard
Clearwater, FL 33765

SERIES B PREFERRED
STOCK DIRECTORS:

Enrique A. Tomeu (5)                         8,233,650        34.41%            633,365       63.34%
1000 Southern Blvd., Ste 300
West Palm Beach, Florida 33405

Michael Klein (5)                            3,585,723        17.62%            275,880       27.59%
100 Shoreline Highway, Ste A190
Mill Valley, California 94941

Antonio L. Contreras, Jr.                           --           --                  --          --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

Enrique J. Tomeu                                    --           --                  --          --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

Carlos M. Vergara                                   --           --                  --          --
1000 Southern Blvd., Ste. 300
West Palm Beach, Florida 33405

EXECUTIVE OFFICERS:
John C. "Jack" Reynolds(6)                          --           --                  --          --
R.G. Quintero & Co.
145 Fourth Avenue
New York, NY 10003

All Directors, Executive Officers           12,498,073        46.43%            909,245       90.92%
and nominees as a Group
 (16 persons) (7)

------------
*   Less than 1%.

(1) Includes (i) 175,500 shares of Common Stock issuable under currently exercisable warrants granted to a predecessor corporation and (ii) 761,731 shares of Series A Convertible Preferred Stock issuable under currently exercisable warrants. The shares of Series A Convertible Preferred Stock are convertible into 2,285,193 shares of Common Stock.

(2) Includes options to purchase 11,200 shares of Common Stock.

(3) Includes options to purchase 37,500 shares of Common Stock.

(4) Includes options to purchase 30,000 shares of Common Stock.

(5) Includes conversion of Preferred Stock. Does not include 122,277 shares of Common Stock owned of record by Mr. Tomeu's mother as to which shares Mr. Tomeu disclaims beneficial ownership.






(6) Does not include 231,250 shares of Common Stock issuable under options granted Quintera, an accounting and consulting firm of which Mr. Reynolds is an employee.

(7) Includes options to purchase 228,700 shares of Common Stock and conversion of 909,245 shares of Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In July 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan. The highest balance due under the note during the year ended March 31, 1997 and the balance outstanding on March 31, 1997 was $85,000 and $75,000, respectively.

        In June 1996, the Company's Remediation Division acquired a used thermal desorption plant located at the Port of Los Angeles for a purchase price of $600,000. This equipment was acquired on behalf of the company by Sam Klein, the father of one of the company's directors and shareholders Michael Klein pursuant to a demand note for $515,000 bearing interest at 12% per annum, secured by the acquired plant. The balance outstanding as of March 31, 1997 was $515,000.

        The Company's Remediation Division also has a note payable dated June 30, 1996 to an affiliated company under common ownership of the Company's Chief Executive Officer with an original balance of $495,000 bearing a 13.5% per annum interest rate. Interest is payable monthly and a balloon payment of the principal is due in June 1999. The loan is collateralized by accounts receivable. The balance outstanding as of March 31, 1997 was $303,000.

        On December 31, 1996 the Company borrowed $1,000,000 from Michael Klein a shareholder and director of the Company pursuant to a one year promissory note bearing interest at 14% per annum. For the first three months of the note, while the Company sought alternative long-term financing, the note was unsecured with interest only payable monthly. Commencing March 1997, monthly payments of principle and interest were required until maturity in December 1997, and the note was secured with all trade accounts receivable of the Company. This note was subsequently repaid on May 5, 1997 from proceeds of a loan received from Sam Klein the father of the director and shareholder. The loan was modified as a three month promissory note maturing on August 5, 1997, with interest only payable monthly at 12% per annum and secured by all trade receivables of the Company.

        The Company pays a monthly management fee of $2,500 to an affiliated company under common ownership of the Company's Chief Executive Officer for the utilization of administrative services, office space and accounting services. The management fee expense for the period ended March 31, 1997, which is included in selling, general and administrative expenses, aggregated $22,500.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS

3(I)  Restated Articles of Incorporation, as amended.

3(ii) Bylaws.

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

10.13 Stock Sale Agreement between the Company and Enrique A. Tomeu dated March 15, 1996, as amended.

10.14 Agency Agreement between the Company and Clubb Capital Ltd dated July 8, 1996.

10.15 Asset Purchase Agreement between the Company, ABC Cable Products, Inc. and ICX International, Inc. dated April 3, 1996.

10.16 Promissory Note between the Company and Lisa L. Robbins dated May 1, 1995.

10.17 Corporate Relations Agreement, dated August 13, 1996, between the Company and Corporate Relations Group, Inc. incorporated by reference as filed under Exhibit 10.2 of Registration Statement on Form S-3 dated October 9, 1996.

10.18 The Company's 1996 Stock Option Plan, incorporated by reference as filed under Exhibit 10.3 of Registration Statement on Form S-3 dated October 9, 1996.

10.19 Joint Venture agreement dated October 10, 1996 between American Remedial Technologies, Inc. and Marbi, Inc., incorporated by reference, as filed with Form 10-QSB for the quarterly period ended September 30, 1996.

10.20 Promissory Note of $1,000,000 dated December 20, 1996 between the Company and Mr. Michael Klein, incorporated by reference, as filed with Form 10-QSB for the quarterly period dated December 31, 1996.

10.21 Promissory Note of $1,000,000 dated May 5, 1997 between the Company and Mr. Sam Klein.

21    Subsidiaries of the Company.

(B) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter ended March 31, 1997.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ECOS GROUP, INC.

                                           By: /s/ CHARLES C. EVANS
                                           --------------------------
                                           Charles C. Evans, Chairman
                                           Date: July 14, 1997

        In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the dates indicated.

       SIGNATURE                            TITLE                       DATE
       ---------                            -----                       ----

/s/ ENRIQUE A. TOMEU             President, Executive Officer      July 14, 1997
-----------------------          and Director (Principal
Enrique A. Tomeu                 Executive Officer)

/s/ DAVID C. LANGLE              Chief Financial Officer           July 14, 1997
-----------------------          (Principal Accounting
David C. Langle                  Officer)

/s/ CHARLES C. EVANS             Director                          July 14, 1997
-----------------------
Dr. Charles C. Evans

/s/ WENDELL R. ANDERSON          Director                          July 14, 1997
-----------------------
Wendell Anderson

/s/ LEON S. EPLAN                Director                          July 14, 1997
-----------------------
Leon S. Eplan

/s/ ANTONIO L. CONTRERAS, JR.    Director                          July 14, 1997
-----------------------
Antonio L. Contreras, Jr.

/s/ LUIS DE LA CRUZ              Director                          July 14, 1997
-----------------------
Luis De la Cruz

       SIGNATURE                            TITLE                       DATE
       ---------                            -----                       ----

/s/ MICHAEL KLEIN                Director                          July 14, 1997
----------------------------
Michael Klein

/s/ RAIMUNDO LOPEZ-LIMA LEVI     Director                          July 14, 1997
----------------------------
Raimundo Lopez-Lima Levi

/s/ JOHN B. MCCRACKEN            Director                          July 14, 1997
----------------------------
John McCracken

/s/ JOSEPH F. STARTARI           Director                          July 14, 1997
----------------------------
Joseph F. Startari

/s/ ENRIQUE J. TOMEU             Director                          July 14, 1997
----------------------------
Enrique J. Tomeu

/s/ CARLOS M. VERGARA            Director                          July 14, 1997
----------------------------
Carlos M. Vergara

                                ECOS GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGES
                                                                           -----

Financial Statements:
   Consolidated Balance Sheet                                               F-2
   Consolidated Statements of Operations                                    F-3
   Consolidated Statements of Cash Flows                             F-4 to F-6
   Consolidated Statements of Stockholders'
    Equity (Deficit)                                                        F-7
   Notes to Consolidated Financial Statements                       F-8 to F-30

                                ECOS GROUP, INC.

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 1997

ASSETS
Current assets:
    Cash and equivalents                                            $   449,782
    Restricted cash                                                       9,080
    Marketable securities                                               140,000
    Accounts receivable, net of allowance of $460,106                 1,618,120
    Note receivable                                                     250,000
    Prepaid expenses & other                                            248,490
                                                                    -----------
        Total current assets                                          2,715,472

Amounts due under
 state reimbursement program                                            650,158
Property & equipment, net                                             2,851,798
Goodwill, net of amortization of $869,295                             6,509,328
Other assets                                                            428,026
                                                                    -----------

      Total assets                                                  $13,154,782
                                                                    ===========
LIABILITIES & STOCKHOLDERS' EQUITY
    Current liabilities:
    Accounts payable                                                $ 1,941,521
    Accrued expenses                                                    678,594
    Related party notes payable                                       1,625,363
    Current portion of capital
     lease obligation & notes payable                                   326,948
    Deferred revenues                                                   300,000
                                                                    -----------
        Total current liabilities                                     4,872,426
                                                                    -----------

Notes payable, net of current portion                                   682,983
                                                                    -----------
Note payable to affiliated company                                      303,000
                                                                    -----------

Commitments & contingencies                                                -

Stockholders' equity:
    Preferred stock:
      Series A,$.001 par value, 5,000,000 authorized,
      none issued and outstanding                                          -
    Series B convertible, $.01 par value,
      1,000,000 authorized, issued and outstanding                         -
    Common stock:
      $.012 par value, 75,000,000 authorized,
      17,597,626 issued and outstanding                                 211,172
    Additional paid-in capital                                       16,125,228
    Net unrealized loss on marketable
      securities                                                       (10,000)
    Accumulated deficit                                             (9,030,027)
                                                                    -----------
    Total stockholders' equity                                        7,296,373
                                                                    -----------

        Total liabilities & stockholders' equity                    $13,154,782
                                                                    ===========

                   The accompanying notes are an integral part
                          of these financial statements

                                ECOS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MARCH 31, 1997 AND 1996

                                                         1997          1996
                                                     -----------    -----------

Revenue:
    Consulting services                              $ 5,902,771    $ 5,721,221
    Soil remediation                                   2,653,056           --
                                                     -----------    -----------
      Total revenue                                    8,555,827      5,721,221
                                                     -----------    -----------

Costs of consulting services:
    Direct labor & employee benefit costs              2,062,331      1,990,786
    Other direct costs & expenses                      1,325,469      1,306,325
                                                     -----------    -----------
                                                       3,387,800      3,297,111
Costs of soil remediation                              3,102,136           --
                                                     -----------    -----------
    Total direct costs & expenses                      6,489,936      3,297,111
                                                     -----------    -----------

    Gross profit                                       2,065,891      2,424,110
                                                     -----------    -----------

Other costs & expenses:
    General, administrative &
      other operating costs                            4,509,218      3,352,980
    Stock compensation expense for services              505,334           --
    Reserve for restructuring                            350,000           --
    Write down for closed offices                           --          629,518
    Provision for potential loss on
     state reimbursement program                            --          345,706
    Loss on disposal of laboratory assets                   --          198,997
    Other costs                                             --          151,766
                                                     -----------    -----------
        Total operating and other costs & expenses     5,364,552      4,678,967
                                                     -----------    -----------
Operating loss                                        (3,298,661)    (2,254,857)
                                                     -----------    -----------
Other income (expense):
    Interest, net                                       (121,618)      (187,688)
    Loss in value of marketable securities              (200,000)          --
    Other income (expense), net                          (27,114)           300
                                                     -----------    -----------
                                                        (348,732)      (187,388)
                                                     -----------    -----------

Loss from continuing operations                       (3,647,393)    (2,442,245)

Discontinued operations:
    Income from discontinued operations,
     net of $0 taxes                                        --          390,880
    Gain on disposal, net of $0 taxes                    509,037           --
                                                     -----------    -----------
Loss before extraordinary items                       (3,138,356)    (2,051,365)

Extraordinary items, net of $0 taxes                   1,225,964           --
                                                     -----------    -----------

Net loss                                             $(1,912,392)   $(2,051,365)
                                                     ===========    ===========

Income (loss) per share from:
    Continuing operations                            $     (0.26)   $     (0.60)
                                                     -----------    -----------
    Discontinued operations                          $      0.04    $       .10
                                                     -----------    -----------
    Extraordinary items                              $      0.09    $      --
                                                     -----------    -----------

                                                     $     (0.13)   $     (0.50)
                                                     ===========    ===========

                   The accompanying notes are an integral part
                          of these financial statements

                                ECOS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MARCH 31, 1997 AND 1996

                                                               1997           1996
                                                           ------------   -----------
Operating activities:
    Net loss                                               $(1,912,392)   $(2,051,365)
    Adjustments to reconcile net loss to
     net cash used by continuing operations:
      Depreciation & amortization                              445,654        178,390
      (Gain) loss on sale\disposal of equipment                 10,545           (300)
      Services paid with common stock                          505,334         40,500
      Other                                                       --            9,563
    Increase in provision for bad debts and
          potential loss on state reimbursement
         program                                               173,104        293,869
      Write down in marketable securities                      200,000           --
      Write down for closed offices                               --          526,278
      Discontinued operations                                 (509,037)      (390,880)
      Extraordinary items                                   (1,225,964)          --
      Goodwill amortization                                    420,065        132,988
      Changes in operating assets
       & liabilities, net of effects from
       purchase of American Remedial
       Technologies, Inc.:
        Accounts receivable                                   (412,504)       520,962
        Prepaid expenses & other                               333,634        (37,651)
        Amounts due under state
         reimbursement program                                (122,840)      (131,703)
        Other assets                                            21,655          1,256
        Accounts payable                                      (159,938)       266,043
        Accrued expenses                                      (263,972)      (417,052)
        Deferred revenue                                       300,000           --
                                                           -----------    -----------
    Net cash provided (used) by operating activities of:
      Continuing operations                                 (2,196,656)    (1,059,102)
      Discontinued operations                                     --           41,794
                                                           -----------    -----------

Net cash used by operating activities                       (2,196,656)    (1,017,308)
                                                           -----------    -----------


                                ECOS GROUP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                       YEARS ENDED MARCH 31, 1997 AND 1996

                                                               1997           1996
                                                           -----------    -----------
Investing activities:
    Restricted cash                                            145,669       (113,020)
    Sales of marketable securities                                --          150,000
    Purchases of equipment                                    (497,806)       (54,754)
    Payments for purchase of American
     Remedial Technologies, Inc., net
     of cash acquired                                       (5,983,677)          --
    Proceeds from sale of discontinued
     operations, net of expenses                             1,297,000           --
    Proceeds from sale of equipment                               --              300
                                                           -----------    -----------

Net cash used by investing activities                       (5,038,814)       (17,474)
                                                           -----------    -----------
Financing activities:
    Issuance of common stock                                 8,100,000        476,500
    Proceeds from warrant exercise                             337,500           --
    Costs associated with issuance
     of stock                                                 (797,014)      (125,546)
    Proceeds from notes payable                                562,860        619,518
    Proceeds from related party notes payable                1,645,000         85,000
    Payments on notes payable and capital
     lease obligations                                      (1,496,215)      (125,338)
    Payments on related party notes payable                   (845,000)       (17,974)
                                                           -----------    -----------

Net cash provided by financing activities                    7,507,131        912,160
                                                           -----------    -----------

Net increase (decrease) in cash and equivalents                271,661       (122,622)

Cash and equivalents, beginning of period                      178,121        300,743
                                                           -----------    -----------

Cash and equivalents, end of period                        $   449,782    $   178,121
                                                           ===========    ===========

                                ECOS GROUP, INC.

                       YEARS ENDED MARCH 31, 1997 AND 1996

                                                         1997           1996
                                                     -----------      --------
Supplemental Disclosure of Cash Flows
 Information:

    Cash paid during the period for:

      Interest                                       $   233,315      $295,394
                                                     ===========      ========

      Income taxes                                   $    -           $  6,403
                                                     ===========      ========

Supplemental Schedule of noncash
 investing and financing:

On July 8, 1996 the Company acquired 100%
of the outstanding stock of American
Remedial Technologies, Inc.
Details of the acquisition are:
    Common stock issued                               $1,500,000
    Convertible preferred stock issued                     -
    Value of assets acquired                           3,106,127
    Liabilities assumed                                1,466,844

    Cash paid for acquisition                         $6,000,000
    Cost of acquisition                                   46,836
    Less cash acquired                                    63,159
                                                      ----------
      Net cash paid                                   $5,983,677

On August 20, 1996 the Company issued
545,000 shares of common stock for
services to be performed in connection
with a public relations consulting agreement.
The stock and related cost of issuance was
valued at:                                            $  493,881
                                                      ----------

                   The accompanying notes are an integral part
                          of these financial statements

                                ECOS GROUP, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       YEARS ENDED MARCH 31, 1997 AND 1996

                                                                                                 NET
                                                                                              UNREALIZED
                                               SERIES A   SERIES B              ADDITIONAL     LOSS ON
                         SHARES OF  SHARES OF  PREFERRED  PREFERRED   COMMON     PAID IN      MARKETABLE   ACCUMULATED
                           COMMON   PREFERRED    STOCK      STOCK      STOCK      CAPITAL     SECURITIES     (DEFICIT)      TOTAL
                         ---------  ---------  ---------  ---------  --------   ----------   -----------   ------------  -----------
Balance April 1, 1995    3,252,403          -    $     -   $     -   $ 39,029   $5,760,097           -     $(5,066,270)  $  732,856

Issuance of stock          499,362    249,745        250         -      5,992      970,258           -               -      976,500
Costs associated with
  issuance of stock                                                              (125,546)                                 (125,546)

Conversion of preferred    749,235   (249,745)      (250)               8,991      (8,741)           -               -            -

Issuance of stock for
services                    89,000          -          -         -      1,068      39,432            -               -       40,500

Rounding for stock split       126          -          -         -          2          (2)           -               -            -

Net loss                         -          -          -         -          -          -             -      (2,051,365)  (2,051,365)
                        ----------  ---------  ---------   -------  --------- -----------     --------     -----------  -----------

BALANCE MARCH 31, 1996   4,590,126          -          -         -     55,082   6,635,498            -      (7,117,635)    (427,065)

Exercise of warrants       450,000          -          -         -      5,400     332,100            -               -      337,600

Issuance of stock in     9,000,000          -          -         -    108,000   7,244,500            -               -    7,352,500
offering (net of
placement costs)

Issuance of stock for    3,000,000  1,000,000          -         -     36,000   1,464,000            -               -    1,500,000
acquisition of American
Remedial Technologies

Costs associated with            -          -          -         -          -     (49,514)           -               -      (49,514)
issuance of stock

Issuance of stock for      557,500          -          -         -      6,690     498,644            -               -      505,334
services

Change in value of               -          -          -         -          -                  (10,000)              -      (10,000)
marketable securities

Net loss                         -          -          -         -          -          -                    (1,912,392)  (1,912,392)
                        ----------  ---------  ---------   -------  --------- -----------     --------     -----------  -----------

BALANCE MARCH 31, 1997  17,597,626  1,000,000   $      -   $     -  $ 211,172 $16,125,228     $(10,000)    $(9,030,027) $ 7,296,373
                        ==========  =========  =========   =======  ========= ===========     ========     ===========  ===========

                   The accompanying notes are an integral part
                          of these financial statements

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION

    BUSINESS

    The Company is engaged, through its wholly-owned subsidiaries, in environmental consulting and other environmental related services (the "Consulting Division")and soil remediation (the "Remediation Division"). Until April 3, 1996, the Company was also engaged in the production and sale of cable products (the "Cable Products Division").

    ORGANIZATION

    The Company changed its name to ECOS Group, Inc. ("ECOS")(f/k/a Evans Environmental Corporation, Inc.) effective October 25, 1996 pursuant to a majority vote at its annual meeting of shareholders held on October 18, 1996. The name change was made because of the Company's expanded activities in remediation since the acquisition of American Remedial Technologies, Inc. ("American Remedial") in July, 1996, as further discussed below.

2.  ACQUISITIONS

    On July 8, 1996, the Company acquired all the outstanding stock of American Remedial which operates a soil remediation facility in Lynwood, California.

                                ECOS GROUP, INC.

    The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities, based on their respective fair values. The excess (approximately $5,900,000) of the purchase price over the fair values of assets acquired was recorded as goodwill and is being amortized over 15 years on a straight line basis. The initial valuation of the purchase price and related carrying value of goodwill will be periodically valued by the Company in relation to current and expected operating results to assess if there has been any permanent impairment.

    The purchase price of American Remedial consisted of a cash payment of $6,000,000, the issuance of 3,000,000 shares of unregistered Common Stock of which 272,277 shares were subsequently registered and the issuance of 1,000,000 shares of Series B Preferred Stock. The Series B Preferred Stock is convertible, subject to an earn-out formula, into a maximum of 10,000,000 shares of Common Stock. Furthermore, American Remedial's President, Mr. Enrique A. Tomeu, became the Chief Executive Officer of the Company. The Series B Convertible Preferred Stock, $.001 par value per share (the "Series B"), is not entitled to receive any dividends and has a liquidation value of $.75 per share. The holders of the Series B are entitled to elect six members to the Company's Board of Directors. No value was assigned to the Series B shares issued in connection with the American Remedial acquisition.

    The purchase price was principally funded from a contemporaneous Regulation S stock offering by the Company as herein discussed.

    The pro forma results of operations which follow assume that the acquisition of American Remedial had occurred at the beginning of each period presented. In addition to combining the historical results of operation of the two companies, the pro forma calculations include adjustments for the estimated effect on the Company's historical results of operations for amortization of goodwill related to the acquisition.

                                         YEAR ENDED                YEAR ENDED
                                       MARCH 31, 1997            MARCH 31, 1996
                                      ---------------            --------------

    Revenues                            $  9,460,922              $  7,224,995
    Net Earnings (loss)                 $ (2,014,696)             $ (4,070,298)

                                ECOS GROUP, INC.

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

                                ECOS GROUP, INC.

    MARKETABLE SECURITIES

    The Company classifies its investments in marketable securities as available-for-sale and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As of March 31, 1997, the Company has classified as available for sale investments with an original cost of $350,000. During fiscal year ending March 31, 1997, the Company recorded a write down of $200,000 for one of its marketable securities as it deemed a decline in market value below its cost to be other than temporary.

    PROPERTY & EQUIPMENT

    Property & equipment are recorded at cost and are depreciated using the straight line method over the estimated useful lives of the assets for financial reporting purposes and using accelerated methods for income tax reporting purposes. Amortization of assets recorded under capital leases is included in depreciation expense.

    GOODWILL

    Goodwill represents the excess of cost over the fair value of assets acquired and is amortized on a straight line basis over 14 and 15 years.

    The Company periodically reviews the carrying value of goodwill in relation to current and expected operating results of the businesses which benefit therefrom in order to assess whether there has been a permanent impairment of goodwill.

    In connection with its periodic review, the Consulting Division's closing of certain offices and its disposition of certain operations during fiscal year March 1996, the Company wrote off an aggregate $452,737 (included in the write down for closed offices)of goodwill for the year ended March 31, 1996.

    REVENUE RECOGNITION

    Consulting revenue is recognized as services are performed.

    Soil remediation revenues are recognized as soil is processed. The Company bills customers upon receipt of contaminated soil at its

                                ECOS GROUP, INC.

    remediation facility. Amounts billed in excess of revenues recognized are classified as "Deferred revenues" on the accompanying balance sheet.

    INCOME TAXES

    The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

    PER SHARE DATA

    Per share data is based on the weighted average number of shares of common stock of 14,212,468 and 4,102,577 for the years ended March 31, 1997 and 1996, respectively. Common stock equivalents have not been included in the weighted average number of shares as they are anti-dilutive for all periods presented.

    On December 27, 1995 the shareholders of the Company approved a one-for-four reverse split of common stock effective December 29, 1995. Unless otherwise noted, all share and per share data of the Company included in the accompanying financial statements and notes thereto have been adjusted to give effect to this reverse stock split.

    CHANGE IN ACCOUNTING STANDARDS

    In February, 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock

                                ECOS GROUP, INC.

    method and the three percent materiality provision, and (c ) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe that the impact from the implementation of FAS 128 to be significant on EPS presentation for the periods presented herein.

    DISCONTINUED OPERATIONS

    During April 1996, ABC Cable Products, Inc., a wholly-owned subsidiary, ceased operations and disposed of all of its operating assets. As such, the Company has treated the Cable Products Division as discontinued operations for all periods presented. See Note 17, Discontinued Operations.

    CUSTOMERS AND CLIENT BASE

    The majority of the Consulting and Remedial Divisions' customers are located in Florida and California, respectively. For the fiscal year ended March 31, 1997, four customers accounted for 44% of the Consulting Division sales and eight customers accounted for 60% of the Remedial Division's sales. For the fiscal year ended March 31, 1996, none of the Companies' customers represented ten percent or more of total revenues.

    As of March 31, 1997, the Company had $650,158 of long term receivables outstanding under the State of Florida Inland Protection Trust Fund program (the "FIPT"), and two customers comprising approximately 33% of net trade receivables for the Remedial Division. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific clients, historical trends, and other information. See Note 4, State Reimbursement Program.

    PRESENTATION

    Certain amounts previously reported have been reclassified to conform to the 1997 financial statement presentation.

                                ECOS GROUP, INC.

4.  STATE REIMBURSEMENT PROGRAM RECEIVABLES

    The Company continues to monitor governmental activities in Florida with respect to changes in the Florida Inland Protection Trust Fund (the "FIPT"), which provides for the remediation of contamination related to the storage of petroleum and petroleum products. The State of Florida ceased the processing of applications for new work under the Petroleum Contamination Reimbursement Program under the FIPT with limited exceptions for certain active sites. In its place, the State of Florida has implemented, under the FIPT, a prioritized Petroleum Cleanup Program based upon pre-approved scope of work and costs.

    As of March 31, 1997, the Company had claims submitted to the FIPT, under the prior program, totaling $650,158, net of reserves of $121,521.

    Certain submitted claims have been financed under certain master funding and subcontractor finance agreements. See Note 7, Notes Payable.

    During the year ended March 31, 1997, the Company provided reserves for potential unallowed claims, present value discounts on long term receivables, and actual denials aggregating $80,000.

5.  PROPERTY & EQUIPMENT

    Property & equipment at March 31, 1997 consists of the following:

    Machinery & equipment                                          $ 1,590,048
    Automobiles                                                        156,679
    Furniture & fixtures                                               736,437
    Leasehold improvements                                           1,560,196
                                                                   -----------
                                                                     4,043,360
          Less accumulated depreciation & amortization              (1,191,562)
                                                                   -----------
                                                                   $ 2,851,798
                                                                   ===========

    Depreciation and amortization of property & equipment amounted to $387,329 and $178,374 for the years ended March 31, 1997 and 1996, respectively.

                                ECOS GROUP, INC.

6.  ACCRUED EXPENSES

    Accrued expenses at March 31, 1997 consist of the following:

    Compensation and employee benefits                         $141,865
    Interest                                                     27,708
    Restructuring reserve                                        97,103
    Professional fees                                            94,857
    Management fees - related party                              37,000
    Local and payroll taxes                                      79,184
    Other                                                       200,877
                                                               --------

                                                               $678,594
                                                               ========

7.  NOTES PAYABLE

    Notes payable at March 31, 1997 consist of the following:

    Various notes payable, bank and finance companies, collateralized by property and equipment, payable in monthly installments ranging from $288
     to $2,519 through year 2000, including interest at 12.7%                                    $136,449

    Note payable, bank, collateralized by reassignment of letters of credit received on sale of cable products division and guaranteed by the Company, interest only payable monthly at prime (8 1/2% at March 31, 1997) plus
     1.75%, principal due September 5, 1997. (Subsequently paid May 1997)                        $250,000

    Master funding and indemnification agreements, Sirrom Resource Funding,
     L.L.C., collateralized by specific receivables in connection with the FIPT,
     with interest at 2% over prime (8-1/2% at March 31, 1997), through 1997                      150,561

    Subcontractor finance agreements with recourse, Environmental Corporation of
     America, Inc., collateralized by specific receivables in connection with the FIPT, with interest at 8.25%-8.75% per annum for 12 months, 10% per annum for the following 6 months and 3% over prime thereafter. The notes
     will be deemed paid upon the lenders receipt of funds from the FIPT.                         334,958

                                ECOS GROUP, INC.

    Subcontractor finance agreements with recourse, Tier Environmental Services,
     Inc., collateralized by specific receivables in connection with the FIPT, with interest at 8.50%-8.75%. The notes will be deemed paid upon the
     lenders receipt of funds from the FIPT.                                                      137,963
                                                                                               ----------
                                                                                                1,009,931
                            Less current portion                                                  326,948
                                                                                               ----------
                                                                                               $  682,983
                                                                                               ==========

    Aggregate maturities of notes payable as of March 31, 1997 are as follows:

    YEAR ENDING MARCH 31,

    1998                                                  $  326,948
    1999                                                     653,380
    2000                                                      27,220
    2001                                                       2,383
                                                          ----------
                                                          $1,009,931
                                                          ==========

    The Company sold receivables, which for financial reporting purposes has been reported as a borrowing transaction, aggregating $623,482 at March 31, 1997, eligible for reimbursement under the FIPT. Under two similar master funding and indemnification agreements, Sirrom Resource Funding, L.L.C. and its affiliates ("Sirrom") have lent $150,561 at March 31, 1997 to the Company via the funding of eligible receivables. The agreements provide that in the event Sirrom is not reimbursed within 24 months of an advance, the Company is obligated to repurchase the receivable. This obligation is presented as a note payable in the accompanying financial statements. The Company maintains a cash escrow for the benefit of Sirrom in the event of a reimbursement shortfall. If the shortfall exceeds the escrow amount, the Company must pay Sirrom within 15 days of notification.

    The Company also entered into subcontractor finance agreements with Environmental Corporation of America, Inc. ("ECA") and Tier Environmental Services, Inc. ("Tier"). Under these agreements ECA and Tier have funded $334,958 and $137,963, respectively of receivables eligible for reimbursement under the FIPT. Under these agreements, the Company must prepay interest for 12 months based on the published

                                ECOS GROUP, INC.

    prime rate at the time of funding. Also, at the time of funding the Company must prepay additional interest at a rate of 5% to a reserve account for months 13 through 18. If reimbursement from the FIPT takes more than 18 months, then interest must be prepaid on a quarterly basis at the rate of prime plus 3%. The Company is liable to ECA and Tier for any reimbursement denials. The Company must pay any denied reimbursements within 10 days of notification. See Note 4, State Reimbursement Program.

8.  COMMITMENTS AND CONTINGENCIES

    RENTAL:

    The Company leases certain remediation and transportation equipment as well as office space under operating leases which expire on various dates through the year 2001. Many of these lease agreements contain options for renewal and annual rent increases.

    Future minimum annual rental payments at March 31, 1997, are as follows:

    YEAR ENDING MARCH 31,
    ---------------------
    1998                                                          $1,039,000
    1999                                                           1,052,000
    2000                                                             615,000
    2001                                                              76,000
                                                                  ----------
          Minimum lease payments                                  $2,782,000
                                                                  ==========

    Total rental expense incurred was $1,019,932 and $305,211 for the years ended March 31, 1997 and 1996, respectively.

    EMPLOYMENT AGREEMENTS:

    The Company's Chief Executive Officer and President is employed pursuant to a four year employment agreement dated July 8, 1996. The agreement provides for an annual salary of $150,000, expense allowance for business use and travel, incentive compensation, life insurance and disability benefits. Additionally, the Chairman of the Board of the Company is employed pursuant to a three year employment agreement and a three year consulting agreement dated July 3, 1996, providing for total compensation of $75,000.

                                ECOS GROUP, INC.

    CONTINGENT LIABILITY:

    The Company has been involved in various discussions with a former private senior lender to the Company. The purpose of these discussions has been to settle all outstanding differences between the former lender and the Company regarding a variety of matters, including, without limitation, the exercise price of the former lender's outstanding warrants, amounts claimed to be owed to the former lender for legal and financial advisory fees, shares claimed to be owed to the former lender for the loan of funds and services rendered, and claimed rights to additional shares of the Company's stock. Although all cash amounts owed to the former lender for principal and interest were paid in full in July, 1996, the former lender has continued to make further demands on the Company as well as asserting enforceability of claimed agreements. Although the Company has rejected the validity of all such claims it has agreed to reach an accommodation with the former lender on some of these claims solely for the purpose of reaching a definitive settlement of all outstanding differences. To date the former lender has not agreed to any settlement. The Company is unable to foresee the ultimate outcome of this matter.

9.  RELATED PARTY TRANSACTIONS

    DEBT:

    In July 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan. The balance of this note is $75,000 at March 31, 1997.

    In June 1996, the Company's remediation subsidiary acquired a used thermal desorption plant located at the Port of Los Angeles for a purchase price of $600,000. This equipment was acquired on behalf of the Company by the father of one of the Company's directors and shareholders pursuant to a demand note bearing interest at 12% per annum, secured by the acquired plant.

    The Company's remediation subsidiary also has a note payable to an affiliated company under common ownership of the Company's chief executive officer for $303,000 with a 13.5% interest rate. Interest

                                ECOS GROUP, INC.

    is payable monthly and a balloon payment of the principal is due in June 1999. The loan is collateralized by accounts receivable.

    On December 31, 1996 the Company borrowed $1,000,000 from a shareholder and director of the Company pursuant to a one year promissory note bearing interest at 14% per annum. For the first three months of the note, while the Company secures alternative long-term financing, the note is unsecured with interest only payable monthly. Commencing March 1997, monthly payments of principle and interest are required until maturity in December 1997, and the note is secured with all trade accounts receivable of the Company. This note was subsequently repaid on May 5, 1997 from proceeds of a loan received from the father of the director and shareholder. The loan was modified as a three month promissory note maturing on August 5, 1997, with interest only payable monthly at 12% per annum and secured by all trade receivables of the Company.

    MANAGEMENT FEES:

    The Company pays a monthly management fee of $2,500 to a related party under common ownership of the Company's chief executive officer for the utilization of administrative services, office space and accounting services. The management fee expense for the period ended March 31, 1997, which is included in selling, general and administrative expenses, aggregated $22,500.

10. INCOME TAXES

    The Company utilizes the liability method of accounting for deferred income taxes. There was no provision for income taxes due to operating losses. The significant components of the deferred taxes as of March 31, 1997 were as follows:

                                ECOS GROUP, INC.

    Deferred tax assets:
          Bad debt reserves                            $
          Other reserves
          Revaluation of assets
          Accrued expenses
          Federal net operating losses carryforward

          Valuation allowance                           (          )
                                                       ------------
    Deferred tax liabilities:
          Property and equipment
          Prepaid expenses

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

    At March 31, 1997, the Company had available approximately $_________ of pre-change net operating losses which are allowable after application of the
    Section 382 limitation, as well as post change net operating losses of approximately $_________. These net operating losses begin to expire in the year 2006. As a result of the settlement reached with the IRS regarding delinquent payroll taxes, these net operating losses will be materially reduced. See Note 22, Subsequent Events.

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

                                ECOS GROUP, INC.

    deferred tax assets of $3,213,300 at March 31, 1996. The change in the valuation allowance relates principally to the current year net operating loss.

11. STOCKHOLDERS' EQUITY

    COMMON STOCK

    In August 1995, in connection with a settlement of notes receivable received pursuant to a Regulation S private placement for 750,000 shares of common stock consummated in October 1994, the Company agreed to revise the purchase price per share of the stock sold from $3.00 to approximately $.96 and reduce the number of shares purchased to 625,000. In addition, the Company issued, at a price of $1.91 per unit, 249,745 units pursuant to Regulation S, each unit consisting of one share of Series A preferred stock (see Preferred Stock, below) and 2.5 shares of common stock. Prior to March 31, 1996, all of the preferred stock had been converted into common stock. The overall effect of this settlement is that the Company issued 1,998,597 shares of common stock at a purchase price of $976,500 or approximately $.49 per share. The Company incurred costs and fees totaling approximately $351,000 in association with this series of transactions. Additionally, the Company received a portion of the proceeds in the form of marketable securities and other assets. For the year ended March 31, 1996, the Company sold a portion of the marketable securities and generated net cash proceeds of $150,000.

    On July 8, 1996, the Company completed a Regulation S stock offering. The offering involved a sale of 9,000,000 shares of Common Stock at an offering price of $.90 per share generating gross proceeds to the Company of $8,100,000. The offshore placement agent (the "Placement Agent") handling the offering entered into an agency agreement which provided for a cash management and selling fee aggregating $607,500, or 7.5% of the gross proceeds. In addition, the Placement Agent received broker warrants to purchase 630,000 shares of Common Stock, exercisable at $1.00 per share until July 8, 1998 and was reimbursed for out-of-pocket expenses of approximately $140,000. Thus, net cash proceeds of the Company including other offering costs of approximately $58,000 in connection with this offering were approximately $7,294,500. The majority of the net proceeds received

                                ECOS GROUP, INC.

    From this offering were utilized for the acquisition of American Remedial and repayment of debt under an existing line of credit.

    During the year ended March 31, 1997, warrants were exercised for 450,000 shares of Common Stock for total proceeds of $337,500.

    On August 13, 1996, the Company entered into a five year Lead Generation/Corporate Relations Agreement with a public relations company, which was retained to provide certain corporate relations services. As payment for these corporate relations services, the Company issued to the public relations company 545,000 shares of Common Stock valued at fair market value of approximately $494,000 inclusive of related cost. Additionally, the Company has issued warrants to purchase Common Stock as follows: (i) 300,000 shares at the exercise price of $2.00 per share, exercisable within one year form August 13, 1997, (ii) 150,000 shares at $2.50 per share, exercisable within two years form August 13, 1996; and
    (iii) 150, 000 shares at $2.70 per share, exercisable three years from August 13, 1996. The Company had registered all of the above shares for resale by the public relations company. Notwithstanding the above, the public relations company has agreed to return 47,000 shares to the Company if by the end of the five year term of the agreement the price of the Company's shares as traded on NASDAQ has not traded at or above $4.50 per share for any period of ten consecutive days. The company recorded a non-cash charge to earnings of approximately $494,000 for the foregoing agreement in the fourth quarter of Fiscal 1997, the period in which services commenced.

    At the Annual Meeting of Shareholders held on October 18, 1996, the majority of shareholders voted to approve to increase the number of authorized shares of common stock to 75,000,000.

    SERIES A PREFERRED STOCK

    The Series A Convertible Preferred Stock(the "Series A"), is entitled to receive cumulative preferential dividends at the rate of $.0512 per share, per annum, payable either in cash or in common stock of the Company. Each share of the Series A is convertible into three shares of the Company's common stock. The Series A contains certain liquidation rights in the event of any liquidation, dissolution or winding up of the Company. The liquidation value is $.64 per share

                                ECOS GROUP, INC.

    of Series A, plus any accrued and unpaid dividends. The Company may redeem the Series A at a price of $.64 per share of Series A, in whole or in part, at any time commencing two years after its issuance.

    SERIES B PREFERRED STOCK

    The Series B Convertible Preferred Stock (the "Series B"), 1,000,000 is not entitled to receive any dividends and has a liquidation value of $.75 per share. The holders of the Series B, except as provided by law, are not entitled to vote upon any matters relating to the business or affairs of the Company except with respect to the election of six directors to the Company's Board of Directors, such directors designated as Series B Directors. The Series B stock is convertible, subject to an earn-out formula, into a maximum of 10,000,000 shares of common stock. All of the Series B stock shall automatically expire and be canceled if not converted before March 31, 2000.

12. WARRANTS AND OPTIONS

    Warrants and options outstanding to purchase common stock of the Company at March 31, 1997 consist of the following:

                                               EXPIR-                   COMMON
                                   ISSUE       ATION      EXERCISE      STOCK
                                    DATE        DATE        PRICE      ISSUABLE
                                   ------      ------     --------     --------
    Issued in connection with:
      Consulting agreement         Jun 93      Jun 98       $10.50       75,000
      Line of credit               Jul 94      Jan 02        $2.70      175,000
      Management agreement         Mar 95      Sep 97        $0.29       31,250
      Line of credit and
       consulting agreement        Apr 95      Jan 02           (1)   2,285,193
      Management agreement         Jun 95      Sep 97        $0.29       31,250
      Consulting agreement         Jun 95      Jun 98        $0.29        6,250
      Management agreement         Sep 95      Sep 97        $0.29       31,250
      Consulting agreement         Nov 95      Nov 98        $0.29       15,000
      Management agreement         Nov 95      Sep 97        $0.29       75,000
      Management agreement         Dec 95      Sep 97        $0.29       31,250
      Consulting agreement         Dec 95      Dec 99        $1.00       50,000
      Management agreement         Mar 96      Sep 97        $0.31       31,250
      Management agreement         Jul 96      Jun 98        $1.37       75,000

                                ECOS GROUP, INC.

                                               EXPIR-                   COMMON
                                   ISSUE       ATION      EXERCISE      STOCK
                                    DATE        DATE        PRICE      ISSUABLE
                                   ------      ------     --------     --------
      Issued in connection with:

        Placement agency
         agreement                 Jul 96       Jul 98     $1.00        630,000
        Corporate relations                    Aug 97-     $2.00-
         agreement (2)             Aug 96       Aug 99     $2.70        600,000
                                                                      ---------
                                                                      4,142,693
                                                                      =========

      (1) Warrants are to purchase 761,731 shares of Series A preferred stock. The Series A preferred stock are convertible into 2,285,193 shares of common stock. The exercise price is constantly reset to the 10 day prior trading average price of the Company's common stock up to a maximum exercise price of $2.70 for each share of underlying common stock.

      (2) See Note 11. Stockholders' Equity.

13.   STOCK OPTION PLANS

      The Company has a stock option plan (the "1993 Stock Option Plan") under which the Compensation Committee of the Board of Directors has the authority to grant incentive stock options and non-qualified stock options to employees (including directors and executive officers) of the Company or its subsidiaries. The following table presents information on the 1993 Stock Option Plan:

      On August 15, 1996 the Company established a new stock option plan (the "1996 Stock Option Plan") for directors, officers and key employees which provides for non-qualified and incentive options. The 1996 Stock Option Plan provides for the granting of options of up to 2,000,000 shares of the Company's common stock. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at date of grant. The options shall expire not more than 20 years from date of grant and are exercisable over the period stated in each option. In November 1996, 225,000 options covered by this plan were granted to three key employees at an exercise price of $1.31 with a two year expiration date.

      OTHER STOCK OPTIONS

      Outside of the 1993 Stock Option Plan, the Company has also issued an aggregate 8,125 options to certain senior and middle management at an exercise price of $0.88 per share. All said options, which are fully vested, expire in June 1998.

      Additionally, in June 1996 the Company issued an aggregate of 550,000 options to certain officers, consultants and directors. These options have an exercise price of $1.375, vest immediately and expire in June 1998.

                                ECOS GROUP, INC.

         The following table reflects the 1993 and 1996 Plans option activity for the years ended March 31, 1997 and 1996:

                                                             WEIGHTED AVG.                              WEIGHTED AVG.
                                            1997             EXERCISE PRICE            1996             EXERCISE PRICE
                                     ------------            --------------     -----------             ---------------
Options outstanding at
beginning of year                          95,233            $     0.41               84,283            $        8.09

Granted                                   791,250                  1.34              117,208                     0.43

Exercised                                      --                    --                   --                       --

Expired                                     9,400            $     0.67              106,258            $        6.52
                                     ------------            ----------         ------------            -------------

Options outstanding at
end of year                               877,083            $     1.21               95,233            $        0.41
                                     ------------            ----------         ------------            -------------

Options exercisable at
end of year                               877,083            $     1.21              55,658             $        0.48
                                     ============            ==========         ===========             =============
Price range of options
outstanding at end of
year                                 $9.75-$0.29                    --         $23.28-$0.29                        --

Options available for
future grants at end of
year                                    1,225,000            $      --                7,875                        --
                                     ============            ==========         ===========             =============
Weighted avg. fair value of
options granted                           877,083            $     1.00              70,089             $        0.17
                                     ============            ==========         ===========             =============


SFAS No. 123, Accounting for Stock-Based Compensation, is effective for the year ended March 31, 1997. This pronouncement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules. The Company has determined not to recognize such compensation expense for grants of stock options to employees. The compensation expense, if recognized, would have resulted in the pro forma amounts indicated below for the years ended March 31, 1997 and 1996.
                                                   1997              1996
                                              -----------       -----------

 Net loss - as reported                       $(1,912,392)      $(2,051,365)
 Net loss - pro forma                          (2,789,475)       (2,129,454)
 Net loss per common share - as reported            (0.13)            (0.50)
 Net loss per common share - pro forma              (0.20)            (0.52)

The fair value of each option grant was estimated as of the date of grant using the Black Sholes Option Pricing Model with the following weighted average assumptions: no expected dividends; expected volatility of 147%; risk-free interest rate of $6.65%; and expected life of three years.

                                ECOS GROUP, INC.

14.   RESERVE FOR RESTRUCTURING

      During the first quarter of Fiscal 1997, the Company recorded a special charge of $350,000 for the restructuring of its operations and integration with American Remedial, which was acquired on July 1996. These costs included accruals for severance pay, real and personal property lease terminations, relocation costs for certain offices and other costs associated with the streamlining of operations and administrative functions. As of March 31, 1997, approximately $97,000 of the charge has not yet been utilized.

15.   WRITEDOWN FOR CLOSED OFFICES

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
                                                            ---------
                                                            $ 629,518
                                                            =========

16.   LOSS ON DISPOSAL OF LABORATORY ASSETS

      In May 1995, the Company divested itself of the wet chemistry laboratory operations of the Consulting Division. The purchaser bought all the assets and essentially all operating liabilities of the laboratory operations. The Company had, since March 1995, been planning to sell or liquidate its laboratory operations and therefore provided for a reserve of $1,030,736 in the year ended March 31, 1995. The purchaser was to provide the Company with free lab services valued at $100,000 and remit, out of the purchased receivables, $143,000 to the Company's secured creditor to reduce the Company's outstanding loan. During the year ended March 31, 1997, the purchaser provided the Company with free laboratory services valued at $62,147 and remitted $40,907 to reduce the Company's outstanding loan. Subsequently, the purchaser filed for protection under Chapter 11 of the United States Bankruptcy Code. While the Company continues to pursue all legal rights and attempts to enforce its secured position it has provided an additional loss reserve of $198,997 in the year ended March 31, 1996.

                                ECOS GROUP, INC.

17.   DISCONTINUED OPERATIONS

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

      In April 1996, the Company recorded a gain of approximately $510,000, net of costs associated with the transaction, on the sale of its Cable Products Division.

      For all years presented, the Company has shown the results of the Cable Products Division separately as discontinued operations in the consolidated financial statements. Summarized results of the Cable Products Division for the years ended March 31, 1997 and 1996 were as follows:

                                                       1997          1996
                                                    ----------    ----------
      Revenues                                         $ -        $5,515,622
      Cost of Goods Sold                                 -         4,241,030
                                                    ----------    ----------
          Gross Margin                                 $ -        $1,274,592
                                                    ==========    ==========

18.   EXTRAORDINARY ITEMS

      VENDOR SETTLEMENTS

      During April 1996, the Company executed a Composition Agreement with certain of its trade creditors. The Company, due to its limited cash flow situation, began negotiating with these creditors in September 1995. These creditors formed an Informal Creditors Committee, who hired both legal and accounting professionals. Negotiations were finalized in April 1996, with over 75% of the creditors accepting a payout of $.20 for each $1.00 of their allowed claim. The payout was made in April 1996 from funds that the Company had previously put into escrow. The Company continues to negotiate with the creditors who

                                ECOS GROUP, INC.

      rejected the Company's offer. The Company recorded a benefit, net of expenses, of approximately $287,000 related to completed vendor settlements.

      SETTLEMENT OF DELINQUENT PAYROLL TAXES

      On June 28, 1996, the Consulting Division and the IRS completed an Offer in Compromise Agreement settling all outstanding issues and disputes. As of March 31, 1996, the Company had accrued approximately $1,381,000 to the Internal Revenue Services for delinquent payroll taxes, interest and penalties. In connection with the settlement the Consulting Division paid the IRS an aggregate of $350,000 and agreed to waive certain net operating tax loss carryforwards. The net operating loss carry forwards waived would have been available to offset future taxable income. As a direct result of this settlement the Company recorded a gain of approximately $940,000, net of professional fees and costs. The Company, including the Consulting Division, has no other outstanding disputes with the IRS or delinquent payroll taxes.

19.   SUBSEQUENT EVENTS

      RELATED PARTY BORROWINGS:

      In May 1997 the Company borrowed $1,000,000 from the father of one of the Company's directors and shareholders as discussed herein in Note 9 Related Party Transactions. In June 1997, this same individual and the mother of the Company's Chief Executive Officer and major shareholder provided the Company with additional borrowings aggregating $644,000, the financing terms which are still being negotiated.

      SALE OF LABORATORY ASSETS:

      On June 6, 1997, the Company sold its secured claim to all assets from a previously disposed wet chemistry laboratory operation for total consideration of $110,000 to an unrelated company. (See Note 16 Loss of Disposal of Laboratory Assets.) The total sales price is payable $10,000 at closing, a promissory note in the principal amount of $30,000, which note bears interest at 9% per annum payable in equal

                                ECOS GROUP, INC.

      monthly installments over 12 months from the closing date and an executed service agreement for free lab services valued at $70,000. The note and service agreement are secured by the assets acquired.

20.   GOING CONCERN CONSIDERATION

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant net losses for the years ended March 31, 1997 and 1996 and at March 31, 1997 its current liabilities exceeded its current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

      Management has developed a plan that will include, but is not limited to, the following actions to fund its working capital requirements and raise capital to achieve its growth.

      1. Engage an investment banker to raise capital through an additional equity/convertible debt offering.

      2. Continued limited support of funds from related parties as discussed herein.

      3. Developed a marketing strategy to stabilize selling prices at its Remedial Division.

      4. Initiate production of Biosolid treatment program creating a new revenue stream for the Remedial Division.

                                ECOS GROUP, INC.

      5. Continue cost reduction measures at all operating divisions.

      Management has begun the implementation of its foregoing plans. These measures, if successful are expected to result in positive working capital for the year ended March 31, 1998. However, actual results may differ from management's plans.

      In the absence of obtaining profitable operations or obtaining additional debt or equity financing the Company may not have sufficient funds to continue operations through the fiscal year ended March 31, 1998.

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION                                                PAGE
-------          -----------                                                ----
 10.21           Promissory Note of $1,000,000 dated May 5, 1997 between
                 the Company and Mr. Sam Klein.

 21              List of Subsidiaries

 23.1            Consent of Independent Accounts

 27.1            Financial Data Schedule (For SEC Use Only)