Form 10KSB/A
period 1997-03-31
EVANS ENVIRONMENTAL CORP
filed 1997-07-16
CIK 818675

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

Transitional Small Business Disclosure format (check one):

                                 Yes [ ]  No [X]

This Form 10-KSB/A amends the Form 10-KSB for the year ended March 31, 1997.

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

ITEM 7. FINANCIAL STATEMENTS.


        The Company's audited consolidated financial statements immediately follow the signature page to this Form 10-KSB/A.


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

23.1  Consent of Independent Accountants

(B) REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter ended March 31, 1997.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ECOS GROUP, INC.

                                           By: /s/ CHARLES C. EVANS
                                           --------------------------
                                           Charles C. Evans, Chairman
                                           Date: July 15, 1997

        In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the dates indicated.

       SIGNATURE                            TITLE                       DATE
       ---------                            -----                       ----

/s/ ENRIQUE A. TOMEU             President, Executive Officer      July 15, 1997
-----------------------          and Director (Principal
Enrique A. Tomeu                 Executive Officer)

/s/ DAVID C. LANGLE              Chief Financial Officer           July 15, 1997
-----------------------          (Principal Accounting
David C. Langle                  Officer)

/s/ CHARLES C. EVANS             Director                          July 15, 1997
-----------------------
Dr. Charles C. Evans

/s/ WENDELL R. ANDERSON          Director                          July 15, 1997
-----------------------
Wendell Anderson

/s/ LEON S. EPLAN                Director                          July 15, 1997
-----------------------
Leon S. Eplan

/s/ ANTONIO L. CONTRERAS, JR.    Director                          July 15, 1997
-----------------------
Antonio L. Contreras, Jr.

/s/ LUIS DE LA CRUZ              Director                          July 15, 1997
-----------------------
Luis De la Cruz

       SIGNATURE                            TITLE                       DATE
       ---------                            -----                       ----

/s/ MICHAEL KLEIN                Director                          July 15, 1997
----------------------------
Michael Klein

/s/ RAIMUNDO LOPEZ-LIMA LEVI     Director                          July 15, 1997
----------------------------
Raimundo Lopez-Lima Levi

/s/ JOHN B. MCCRACKEN            Director                          July 15, 1997
----------------------------
John McCracken

/s/ JOSEPH F. STARTARI           Director                          July 15, 1997
----------------------------
Joseph F. Startari

/s/ ENRIQUE J. TOMEU             Director                          July 15, 1997
----------------------------
Enrique J. Tomeu

/s/ CARLOS M. VERGARA            Director                          July 15, 1997
----------------------------
Carlos M. Vergara

                                ECOS GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGES
                                                                           -----
Report of Independent Accountants                                           F-1

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
ECOS Group, Inc.

We have audited the accompanying consolidated balance sheet of ECOS Group, Inc. and subsidiaries (the "Company") as of March 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECOS Group, Inc. and subsidiaries as of March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, the Company has suffered significant losses for the years ended March 31, 1997 and 1996 and, at March 31, 1997, it had a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 20. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/s/ Coopers & Lybrand L.L.P.


Miami, Florida
July 15, 1997

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

10. INCOME TAXES

    The Company utilizes the liability method of accounting for deferred income taxes. There was no provision for income taxes due to operating losses. The significant components of the deferred taxes as of March 31, 1997 were as follows:

                                ECOS GROUP, INC.

    Deferred tax assets:
          Bad debt reserves                           $   174,000
          Other reserves                                  392,000
          Revaluation of assets                           431,000
          Accrued expenses                                 40,000
          Federal net operating losses carryforward     2,537,000
                                                       ----------
                                                        3,574,000
          Valuation allowance                          (3,494,000)
                                                       ----------
                                                           80,000
                                                       ----------

    Deferred tax liabilities:
          Property and equipment                           52,000
          Prepaid expenses                                 28,000
                                                       ----------
                                                           80,000
                                                       ----------
                                                       $     -
                                                       ==========


    The Company experienced a change in ownership, as defined by Internal Revenue Code Section 382, related to the issuance of shares of stock in connection with the acquisition of American Remedial in July 1996. The changes in ownership resulted in annual limitations on the amount of net operating losses that can be utilized which were incurred prior to such ownership changes.

    At March 31, 1997, the Company had available approximately $3,144,000 of pre-change net operating losses which are allowable after application of the
    Section 382 limitation, as well as post change net operating losses of approximately $2,165,000. These net operating losses begin to expire in the year 2007. The Company's ability to utilize these losses must be deferred until after the Company has recognized taxable income sufficient to generate taxes at least equal to the compromised payroll taxes as discussed in Note 18, Settlement of Delinquent Taxes.

    The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the payroll tax issue discussed in Note 18 and the history of operating losses, it is managements' belief that it is more likely than not that the deferred tax asset will not be realized; and accordingly, the Company has established a valuation allowance against

                                ECOS GROUP, INC.

    deferred tax assets of $3,494,000 at March 31, 1996. The change in the valuation allowance relates principally to the current year net operating loss.

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

                                 EXHIBIT INDEX

EXHIBIT          DESCRIPTION                                                PAGE
-------          -----------                                                ----
 10.21           Promissory Note of $1,000,000 dated May 5, 1997 between
                 the Company and Mr. Sam Klein.

 21              List of Subsidiaries

 23.1            Consent of Independent Accountants

 27.1            Financial Data Schedule (For SEC Use Only)