Form 10QSB
period 1997-06-30
EVANS ENVIRONMENTAL CORP
filed 1997-08-14
CIK 818675

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-16322

                                ECOS GROUP, INC.
               ------------------------------------------------
           (Name of small business issuer as specified in its charter)

              COLORADO                                         84-1061207
    -------------------------------                        -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                        Identification No.)

    1000 SOUTHERN BOULEVARD, SUITE 200
    WEST PALM BEACH, FLORIDA                                      33405
    ----------------------------------------                    ----------
    (Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number: (561) 835-0990

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X]
No [ ]

As of August 7, 1997, the Company had a total of 17,600,026 common stock, $.012 par value, outstanding.

Transitional Small Business Disclosure format (check one):  Yes [ ]   No  [X]

===============================================================================

                                ECOS GROUP, INC.

                                      INDEX

                                                                        PAGE
                                                                        ----

PART I.        FINANCIAL INFORMATION

Item 1.        Financial statements:

               Consolidated balance sheets
                - June 30, 1997 and March 31, 1997                         3

               Consolidated statements of operations
                - Three Months Ended June 30, 1997 and 1996                4

               Consolidated statements of cash flows
                - Three Months Ended June 30, 1997 and 1996              5-6

               Notes to financial statements                            7-10

Item 2.        Management's Discussion and Analysis or
               Plan of Operation                                       11-13

PART II.       OTHER INFORMATION

Item 6.        Exhibits and reports on Form 8-K                           14

SIGNATURES                                                                15



                                ECOS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                         JUNE 30,1997        MARCH 31, 1997
                                                                                        -------------        --------------
                                                                                          (unaudited)
Current assets:
      Cash and equivalents                                                                $   506,432           $   449,782
      Restricted cash                                                                          13,859                 9,080
      Marketable securities                                                                   140,000               140,000
      Accounts receivable, net of allowance of $513,219 and $460,106                        1,624,881             1,618,120
      Note receivable                                                                         100,000               250,000
      Prepaid expenses & other                                                                328,552               248,490
                                                                                           ----------            ----------
           Total current assets                                                             2,713,724             2,715,472

Amounts due under
 state reimbursement program                                                                  567,978               650,158
Property & equipment, net                                                                   2,782,146             2,851,798
Goodwill, net of amortization of $1,001,020 and $869,295                                    6,377,603             6,509,328
Other assets                                                                                  457,398               428,026
                                                                                          -----------           -----------
           Total assets                                                                   $12,898,849           $13,154,782
                                                                                          ===========           ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                     $1,972,430           $ 1,941,521
      Accrued expenses                                                                        667,585               678,594
      Related party notes payable and advances                                              2,264,629             1,625,363
      Current portion of capital lease obligation & notes payable                              69,943               326,948
      Deferred revenues                                                                       238,194               300,000
                                                                                           ----------           -----------
           Total current liabilities                                                        5,212,781             4,872,426

Notes payable, net of current portion                                                         594,260               682,983
Note payable to affiliated company                                                            303,000               303,000

Commitments & contingencies                                                                      -                     -

Stockholders' equity:
      Preferred stock:
       Series A, $.001 par value, 5,000,000 authorized,
        none issued and outstanding                                                              -                     -
        Series B convertible, $.01 par value, 1,000,000 authorized,
         issued and outstanding                                                                  -                     -
      Common stock, $.012 par value, 75,000,000 authorized,
        17,600,026 and 17,597,626 issued and outstanding; respectively                        211,200               211,172
      Additional paid-in capital                                                           16,125,896            16,125,228
      Net unrealized loss on marketable securities                                           (10,000)              (10,000)
      Accumulated deficit                                                                 (9,538,288)           (9,030,027)
                                                                                          -----------           -----------
      Total stockholders' equity                                                            6,788,808             7,296,373
                                                                                         ------------           -----------

      Total liabilities & stockholders' equity                                            $12,898,849           $13,154,782
                                                                                          ===========           ===========


                   The accompanying notes are an integral part
                          of these financial statements

                                ECOS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                                 1997                            1996
                                                                             -----------                      -------
Revenue:
     Consulting services                                                    $  1,317,859                     $ 1,265,045
     Soil remediation                                                            924,288                          -
                                                                            ------------                     -----------

       Total revenue                                                           2,242,147                       1,265,045
                                                                            ------------                     -----------

Costs of consulting services:
     Direct labor & employee benefit costs                                       428,783                         505,550
     Other direct costs & expenses                                               356,954                         278,995
                                                                            ------------                     -----------
                                                                                 785,737                         784,545

Costs of soil remediation                                                        931,083                            -
                                                                            ------------                     -----------

     Total direct costs & expenses                                             1,716,820                         784,545
                                                                            ------------                     -----------

     Gross profit                                                                525,327                         480,500
                                                                            ------------                     -----------
Other costs & expenses:
     General, administrative &
       other operating costs                                                   1,050,338                         706,396
     Reserve for restructuring                                                      -                            350,000
     Gain on disposal of laboratory assets                                      (95,230)                            -
                                                                            ------------                     -----------

     Total other costs & expenses                                                955,108                       1,056,396
                                                                            ------------                     -----------

Operating loss                                                                 (429,781)                       (575,896)
                                                                            ------------                     -----------
Other income (expense):
     Interest, net                                                               (76,131)                        (23,104)
     Other income (expense), net                                                  (2,349)                          1,000
                                                                            ------------                     -----------

                                                                                 (78,480)                        (22,104)
                                                                            ------------                     -----------
Loss from continuing operations                                                 (508,261)                       (598,000)

Gain on disposal from discontinued operations, net of $0 taxes                     -                             509,036
                                                                            ------------                     -----------
Loss before extraordinary items                                                 (508,261)                        (88,964)

Extraordinary items, net of $0 taxes                                               -                           1,215,072
                                                                            ------------                     -----------

Net income (loss)                                                           $  (508,261)                     $ 1,126,108
                                                                            ===========                      ===========
Income (loss) per share from:

     Continuing operations                                                  $      (0.03)                    $    ( 0.08)
                                                                            ------------                     -----------
     Discontinued operations                                                $       0.00                     $      0.07
                                                                            ------------                     -----------
     Extraordinary items                                                    $       0.00                     $      0.16
                                                                            ------------                     -----------

                                                                            $      (0.03)                    $      0.15
                                                                            ============                     ===========

                   The accompanying notes are an integral part
                          of these financial statements


                                ECOS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                    1997                            1996
                                                                -----------                     --------

Operating activities:
     Net income (loss)                                         $  (508,261)                    $ 1,126,108
     Adjustments to reconcile net income
      (loss) to net cash used
      in operating activities:
        Depreciation & amortization                                136,562                          40,366
        Gain on sale of equipment                                  (95,230)                         (1,000)
        Other                                                          -                            10,545
        Discontinued operations                                        -                          (509,036)
        Extraordinary items                                            -                        (1,215,072)
        Goodwill amortization                                      131,725                          24,889
        Changes in operating assets & liabilities:
            Accounts receivable                                     (6,761)                         79,760
            Prepaid expenses & other                               (80,062)                         59,935
            Amounts due under reimbursement
             program                                                   -                           (41,398)
            Other assets                                           (47,106)                            334
            Accounts payable                                        16,141                        (320,312)
            Accrued expenses                                       (11,009)                        196,666
            Deferred revenues                                      (61,806)                            -
                                                               -----------                     -----------

        Net cash used by operating activities of:
           Continuing operations                                  (525,807)                       (548,215)
           Discontinued operations                                    -                                -
                                                               -----------                     -----------


Net cash used by operating activities                             (525,807)                       (548,215)
                                                               -----------                     -----------



                   The accompanying notes are an integral part
                          of these financial statements


                                ECOS GROUP, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                    1997                            1996
                                                                ------------                     -----------

Investing activities:
     Restricted cash                                                  (4,779)                        121,729
     Proceeds from disposal of discontinued
      operations, net of expenses                                    250,000                         547,007
     Proceeds from disposal of equipment                              10,000                           1,000
     Purchases of equipment                                          (49,176)                         (4,745)
                                                                ------------                     -----------

Net cash provided by
 investing activities                                                206,045                         664,991
                                                                ------------                     -----------

Financing activities:
     Proceeds from warrant exercise                                      696                         112,500
     Proceeds from notes payable                                        -                             62,881
     Proceeds from related party notes payable
       and advances                                                  639,266                            -
     Payments on capital lease obligations
      and notes payable                                             (263,550)                        (21,876)
                                                                ------------                     -----------

Net cash provided by financing activities                            376,412                         153,505
                                                                ------------                     -----------

Net increase in cash                                                  56,650                         270,281

Cash and equivalents, beginning of period                            449,782                         178,121
                                                                ------------                     -----------

Cash and equivalents, end of period                             $    506,432                     $   448,402
                                                                ============                     ===========





                   The accompanying notes are an integral part
                          of these financial statements

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 1.     BUSINESS AND ORGANIZATION

        The Company is engaged, through its wholly-owned subsidiaries, in environmental consulting and other environmental related services (the "Consulting Division") and soil remediation (the "Remediation Division").

 2.     SIGNIFICANT ACCOUNTING POLICIES

        INTERIM FINANCIAL STATEMENTS: The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1997 has been derived from the audited financial statements as of the period ended March 31, 1997, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1997.

        PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

        USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        REVENUE RECOGNITION: Consulting revenue is recognized as services are performed.

        Soil remediation revenues are recognized as soil is processed. The Company bills customers upon receipt of contaminated soil at its remediation facility. Amounts billed in excess of revenues recognized are classified as "Deferred revenues" on the accompanying balance sheet.

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


 2.     SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        PER SHARE DATA: Per share data is based on the weighted average number of shares of common stock, 17,597,652 and 7,732,202 for the quarters ended June 30, 1997 and June 30, 1996, respectively. For the period ended June 30, 1997, common stock equivalents have not been included in the weighted average number of shares as they are anti-dilutive. For the 96 Quarter, 4,085,101 common stock options and warrants which are common stock equivalents were assumed to be exercised for computation of earnings per share.

        DISCONTINUED OPERATIONS: During April 1996, ABC Cable Products, Inc., a wholly-owned subsidiary engaged in the production and sale of cable products (the "Cable Products Division"), ceased operations and disposed of all of its operating assets. As such, the Company has treated the Cable Products Division as discontinued operations for all periods presented.

3.      COMMITMENTS AND CONTINGENCIES

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

4.      RELATED PARTY DEBT

        In July 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan. The balance of this note is $60,000 at June 30, 1997.

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.      RELATED PARTY DEBT (CONTINUED)

        In June 1996, the Company's remediation subsidiary acquired a used thermal desorption plant located at the Port of Los Angeles for a purchase price of $600,000. This equipment was acquired on behalf of the Company by the father of one of the Company's directors and shareholders pursuant to a demand note for $515,000 bearing interest at 12% per annum, secured by the acquired plant.

        The Company's remediation subsidiary also has a note payable to an affiliated company under common ownership of the Company's chief executive officer for $303,000 with a 13.5% interest rate. Interest is payable monthly and a balloon payment of the principal is due in June 1999. The loan is collateralized by accounts receivable.

        On December 31, 1996 the Company borrowed $1,000,000 from a shareholder and director of the Company pursuant to a one year promissory note bearing interest at 14% per annum. This note was subsequently repaid on May 5, 1997 from proceeds of a loan received from the father of the director and shareholder. The loan was modified as a three month promissory note maturing on August 5, 1997, with interest only payable monthly at 12% per annum and secured by all trade receivables of the Company. In June 1997, this same individual and the mother of the Company's chief executive officer and major shareholder provided the Company with additional borrowings aggregating $644,000, the financing terms of which are still being negotiated.

        As of August 11, 1997 no demand for repayment have been made by any of the above referenced debt holders of demand notes.

5.      SALE OF LABORATORY ASSETS

        On June 6, 1997, the Company sold its secured claim to all assets from a previously disposed wet chemistry laboratory operation for total consideration of $110,000 to an unrelated company. The total sales price was $10,000 payable at closing, a promissory note in the principal amount of $30,000, which bears interest at 9% per annum payable in equal monthly installments over 12 months from the closing date and an executed service agreement for free lab services valued at $70,000. The note and service agreement are secured by the assets acquired.

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.      GOING CONCERN CONSIDERATION

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant net losses for the years ended March 31, 1997 and 1996 and at June 30, 1997 its current liabilities exceed its current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has developed a plan that will include, but is not limited to, the following actions to fund its working capital requirements and raise capital for future operations:

        1. engage an investment banker to raise capital through an additional equity/convertible debt offering;
        2. continuing limited financial support from various related parties (see Note 4 above);
        3. develop a marketing strategy to stabilize selling prices at its Remedial Division;
        4. initiate production of Biosolid treatment program creating a new revenue stream for the Remedial Division; and
        5.    continue cost reduction measures at all operating divisions.

        Management has begun the implementation of its foregoing plans. These measures, if successful are expected to result in positive working capital for the year ended March 31, 1998; however, actual results may differ and there can be no assurance that such plans will be effectuated.

        In the absence of obtaining profitable operations or obtaining additional debt or equity financing the Company may not have sufficient funds to continue operations through the fiscal year ended March 31, 1998.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


        FORWARD LOOKING STATEMENTS: From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. With respect to this Quarterly report, statements included in Management's Discussion and Analysis or Plan of Operation and in the Notes to the Consolidated Financial Statements which are not historical in nature, are intended to be and are hereby identified as "forward looking statements" for purposes of the safe harbor by the Private Securities Litigation Reform Act of 1995. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (i) changes in legislative enforcement and direction, (ii) unusually bad weather conditions, (iii) unanticipated delays in contract execution, (iv) sudden loss of key personnel, (v) abrupt changes in competition, and (vi) decisions by the Company's lenders to demand the Company's indebtedness.

        RESULTS OF OPERATIONS: Revenues for the quarter ended June 30, 1997 (the "97 Quarter") increased by $977,102 or 77.2% to $2,242,147 from
        $1,265,045 of the corresponding prior quarter ended June 30, 1996 (the "96 Quarter"). This increase in revenue is directly attributable to the acquisition of the Company's new remediation division, American Remedial Technologies, Inc. ("ART") in July 1996. Total comparable revenues for the Consulting Division increased from $1,265,045 for Fiscal 96 to $1,317,859 for Fiscal 97 or $52,814, just over 4%.

        Direct costs were $1,716,820 for the 97 Quarter, representing an increase of $932,275 or 118.8% from the 96 Quarter. The 96 Quarter did not contain any soil remediation direct costs, which were $931,083 for the 97 Quarter, or over 99% of the increase. Direct costs related to the Consulting Division of $785,737 in the 97 Quarter increased marginally over the 96 Quarter cost. Direct costs for the Consulting Division consist of all professional and technical labor, employee benefit costs, subcontractor, supplies and other revenue generating expenses. Direct cost for soil remediation consist of plant and equipment rental, labor, fuel, replacement parts and other processing costs.

        Gross profit as a percentage of revenue was 23.4% and 37.9% in the 97 Quarter and 96 Quarter, respectively, or a decrease of approximately 14%. The gross profit for the Consulting Division for the 97 Quarter of 40.4% improved approximately 3% over the 96 Quarter of 37.9% as a result of the restructuring efforts implemented by the Company's new management over the past nine months. In contrast, the gross profit for the Remediation Division of near zero continued to be hampered by lower processing prices offered to our customers due to market competition. Additionally, in April 1997 the Remedial Division's Lynwood plant received three Notices of Violation from the local environmental regulatory agency for having installed biosolids treatment equipment without a permit and alleged public nuisance complaints. These actions stymied the processing for the Lynwood plant for approximately 25 days. The Company's management has been working closely with the local regulatory agency to resolve its permitting issues and expects to secure the permit. Out of an abundance of caution, ART's management chose to take the operation off line to undergo maintenance operations and install additional equipment, where appropriate, to eliminate public perception that its operations cause a nuisance. The plant continued to accept soil receipts and resumed processing in May 1997. However, gross margin for the Remediation Division for the 97 Quarter improved from a negative 16.9% for the recent year ended March 31, 1997. These improvements in gross margins for the Company's two operating divisions during the 97 Quarter is the result of the Company's plans of cost reduction measures and changes in marketing strategies to stabilize selling prices at its Remedial Division.

        General administrative and other operating costs increased $343,942, or nearly 49%, to $1,050,338 for the 97 Quarter compared to $706,396 for the 96 Quarter. The Remedial Division accounted for $299,186 or 87% of the increase plus the amortization of goodwill of $106,836 associated with this acquisition.

        The 96 Quarter also includes several non-recurring operating transactions and extraordinary items totaling a net gain of $1,374,108. One of these non-recurring transactions was a charge to earnings of $350,000 for the company's restructuring plans initiated in the 96 Quarter for the streamlining of operations and administrative functions and integration with ART. During the 96 Quarter the Company reached a settlement with certain of its trade creditors who accepted a payout of $.20 for each $1.00 of their allowed claim. This settlement resulted in a net gain of $280,981 for the Company. In addition, on June 28, 1996, the Consulting Division completed an Offer in Compromise Agreement with the IRS settling all outstanding issues and disputes related to delinquent payroll taxes. As a direct result of this settlement, the Company recorded a gain of $934,091, net of professional fees and costs. The 96 Quarter also included a gain from the sale of operating assets and assumption of certain liabilities of ABC Cable Products, Inc., a wholly owned subsidiary, on April 3, 1996 for a net gain on disposal of $509,036.

        Net loss for the 97 Quarter was $508,261 compared to net income of $1,126,108 in the 96 Quarter. The net loss for the 97 Quarter improved approximately $90,000 or just over 15% from the 96 Quarter, excluding the non-recurring extraordinary items totaling $1,215,072 and the gain on disposal from discontinued operation of $509,036.

        LIQUIDITY AND CAPITAL RESOURCES

        For the 97 Quarter, the Company's primary source of liquidity was approximately $644,000 in cash from related party borrowings. These proceeds were used for operating and working capital as well as the start-up of the Biosolid waste treatment program creating a new revenue stream for the Remedial Division.

        The Company had a working capital deficit of $2,499,057 at June 30, 1997 compared to a working capital deficit of $2,156,954 at March 31, 1997. This working capital increase in deficit of $342,103 reflects a working capital ratio of .52 at June 30, 1997 from .56 at March 31, 1997. Historically the Company has experienced capital and liquidity problems and no assurances can be given that for the future the Company will not continue to have these shortages.

        Major components of cash flow used in operating activities of $525,807 include the cash provided from depreciation and amortization of $136,562 and the goodwill amortization of $131,725 less the net gain on disposal of laboratory equipment of $95,230.

        Net cash used in investing activities of $206,045 consisted mainly of purchases of equipment of $49,176 plus the cash provided from the payment of the note receivable balance of $250,000 from the ABC sale. The net cash provided by financing activities of $376,412, includes $639,266 in proceeds from related party borrowings. The cash and cash equivalents at June 30, 1997 was $506,432.

        The Company has no material commitments for capital expenditures.

        The Company's soil remediation facility at Lynwood is currently operating under a Permit to Construct until it secures its permit to operate its Biosolid equipment. The Company's management is working closely with the local environmental regulatory agency to resolve its permitting issues and expects to secure the permit by the current 1998 fiscal year. However, if the permit for the Biosolid equipment is not issued, the revenues from the growth of the Company's Remedial Division would be significantly impacted.

        The Company intends to fund its current operations from the combination of cash on hand, cash generated from operations, potential sale of equity and/or assets, as well as costs savings generated from its continued cost reduction measures. These sources of capital are expected to largely fund the Company's current operations through March 31, 1998. Management expects a return to profitability in Fiscal 1998; however, if the Company does not return to profitability, and absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and there can be no assurance that any such financing will be available at all or on terms acceptable to the Company.

                                ECOS GROUP, INC.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)(27) Financial Data Schedule

         (b)(i) No reports on Form 8-K were filed during the period covered by this Form 10-QSB.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          ECOS GROUP, INC.





August 14, 1997                           By: /S/ DAVID C. LANGLE
                                              -------------------
                                          David C. Langle
                                          Chief Financial Officer
                                          On behalf of the Registrant and as
                                          Principal Accounting Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

27                  Financial Data Schedule