Form 10QSB
period 1997-09-30
ECOS GROUP INC
filed 1997-11-21
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

         (Mark One)
                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-16322


                                ECOS GROUP, INC.
                                ----------------
           (Name of small business issuer as specified in its charter)

                   Colorado                                84-1061207
                   --------                                ----------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                 Identification No.)

         1000 Southern Boulevard, Suite 200
         West Palm Beach, Florida                               33405
         ------------------------                               -----
         (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (561) 835-0990

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                                      --   --
As of October 21, 1997, the Company had a total of 19,489,826 common stock, $.012 par value, outstanding.

Transitional Small Business Disclosure format (check one):  Yes   No X
                                                               --   --

                                ECOS GROUP, INC.

                                      INDEX

                                                                            Page

Part I.  Financial information

Item 1. Financial statements:

                  Consolidated balance sheets
                  -  September 30, 1997 and March 31, 1997                     3

                  Consolidated statements of operations
                  - Three & Six  Months Ended September 30, 1997 and 1996      4

                  Consolidated statements of cash flows
                  -  Six Months Ended September 30, 1997 and 1996            5-6

                  Notes to financial statements                             7-10

Item 2.  Management's Discussion and Analysis or
                  Plan of Operation
                                                                           11-13

Part II: Other Information                                                 13-14

Signatures

                                ECOS GROUP, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS
                                                                                   September 30, 1997        March 31, 1997
      Current Assets:
      Cash and equivalents                                                                $   234,304            $   45,778
      Restricted cash                                                                          13,859                 9,080
      Marketable securities                                                                   140,000               140,000
      Accounts receivable, net of allowance of  $344,973 and $320,106                         702,275               814,772
      Note receivable                                                                          93,880               250,000
      Net assets of discontinued operations                                                    -                  1,433,606
      Prepaid expenses & other                                                                109,046               131,911
                                                                                           ----------            ----------
           Total current assets                                                             1,293,364             2,825,147

      Amounts due under
      state reimbursement program                                                             572,290               650,158
      Property & equipment, net                                                               514,502               587,304
      Goodwill, net of amortization of $598,563 and $869,295                                  797,221             6,509,328
      Other assets                                                                             18,700                22,477
                                                                                             --------            ----------
           Total assets                                                                    $3,196,076           $10,594,414
                                                                                            =========           ===========

                       LIABILITIES & STOCKHOLDERS' EQUITY
      Current Liabilities:
      Accounts payable                                                                       $969,581             $ 876,818
      Accrued expenses                                                                        448,821               477,614
      Related party notes payable and advances                                              1,194,000             1,075,000
      Current portion of capital lease obligation & notes payable                               4,961               262,929
      Deferred revenues                                                                             -                     -
                                                                                      ---------------       ---------------
           Total current liabilities                                                        2,617,363             2,692,361

      Notes payable, net of current portion                                                   535,776               605,680

      Commitments & contingencies

      Stockholders' equity:
      Preferred stock:
       Series A, $.001 par value, 5,000,000 authorized, none issued and outstanding Series B convertible, $.01 par value, 1,000,000 authorized, issued and outstanding
      Common stock, $.012 par value, 75,000,000 authorized,
        19,489,826 and 17,597,626 issued and outstanding; respectively                        233,878               211,172
      Additional paid-in capital                                                           16,457,556            16,125,228
      Net unrealized loss on marketable securities                                           (10,000)              (10,000)
      Accumulated deficit                                                                (16,638,496)           (9,030,027)
                                                                                         ------------           -----------
      Total stockholders' equity                                                               42,937             7,296,373
                                                                                               ------           -----------

      Total liabilities & stockholders' equity                                             $3,196,076           $10,594,414
                                                                                           ==========           ===========

                   The accompanying notes are an integral part
                          of these financial statements

                                ECOS GROUP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                     Three Months Ended                        Six Months Ended
                                                  1997                 1996                1997                 1996
                                                  ----                 ----                ----                 ----
 Revenue:

          Environmental consulting              $1,168,913          $1,262,490          $2,486,773           $2,527,535

  Cost of environmental services:

          Direct labor & employee                  420,879             496,337             849,663            1,001,887
          benefits

          Other direct costs & expenses            211,613             209,638             568,566              488,633

          Total direct costs & expenses            632,492             705,975           1,418,229            1,490,520
                                                   -------             -------           ---------            ---------
          Gross profit                             536,421             556,515           1,068,544           1,037,015
                                                   -------             -------          ----------          ----------

Other costs & expenses

General, administrative & other

          operating costs                          793,782             861,841           1,559,975           1,568,237

Reserve for restructuring                             -                   -                    -               350,000

         Total other costs & expenses              793,782             861,841           1,559,975           1,918,237
                                                   -------             -------           ---------           ---------
Operating loss                                    (257,361)           (305,326)           (491,431)           (881,222)
                                                  ---------           ---------           ---------           ---------

Other income (expense):

        Interest, net                               (34,697)             3,722             (72,822)            (19,382)

        Other income, net                                -              13,131               3,663              14,131
                                                    -------             ------              ------              ------

                                                    (34,697)              16,853            (69,159)            (5,251)
                                                    --------              ------            --------            -------

Loss from continuing operations                    (292,058)           (288,473)            (560,590)         (886,473)

Discontinued operations:

       Loss - discontinued operations               (316,239)          (247,203)            (666,240)          (247,203)

       Gain (loss) on disposal                    (6,491,640)               -             (6,381,640)           509,036
                                                  -----------    ---------------          -----------           -------

Loss before extraordinary items                   (6,807,789)          (535,676)          (7,608,469)           (624,640)

Extraordinary items:

       Net gain on vendor settlements                   -                   -                    -               280,981

       Net gain on payroll tax                          -                   -                   -                934,091
                                           ----------------     ---------------     -------------------          -------
          settlement


 Net income (loss)                              $(6,807,789)          $(535,676)          $(7,608,469)           $590,432
                                                ============          ==========        ============             ========


Income (loss) per share from:

          Continuing  operations                     $(.016)             $(0.03)             $(0.028)              $(.09)

          Discontinued operations                    (0.386)               0.00                (0.39)                .05

          Extraordinary items                          0.00                0.00                 0.00                 .10
                                                -----------             --------            --------               ------
                                                     $(0.41)             $(0.03)             $(0.42)                $0.06
                                                    =======             =======             =======                =====

                    The accompanying notes are an integral part
                          of these financial statements

                                 ECOS GROUP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                   1997                1996
                                                                                   ----                ----
Operating activities:

   Net income (loss)                                                           ($7,608,469)   $   590,432

   Adjustments to reconcile net income (loss) to net cash provided (used in) operating activities:

   provided by (used in) operating activities:

      Depreciation & amortization                                                  345,009        237,329

      Gain on sale of equipment                                                       --           (1,000)

      Other                                                                           --           20,626

      Discontinued operations                                                         --         (509,036)

      Write down of goodwill                                                     5,448,657           --

      Extraordinary items                                                             --       (1,228,203)

     Write down of net assets of discontinued operations                         1,433,606       (145,376)


   Changes in operating assets & liabilities:

     Accounts receivable                                                           112,497         48,085

     Prepaid expenses and other assets                                             178,985       (905,549)

     Amounts due from state reimbursement program                                   77,868        (75,956)

     Other non-current assets                                                        3,777        (19,555)

     Accounts payable                                                               92,763       (937,518)

     Accrued liabilities                                                           (28,794)      (131,525)

     Payroll taxes                                                                    --        1,051,688
                                                                                -----------    -----------


Net cash provided by (used in) continuing operations                                55,899     (2,005,558)
                                                                               -----------    -----------

                   The accompanying notes are an integral part
                          of these financial statements

                                ECOS GROUP, INC.

                  Six Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                                1997                1996
                                                                                ----                ----

Investing activities:

      Restricted cash                                                           (4,779)       123,189

      Payments for purchase of American Remedial Technologies, Inc.

        Net of cash acquired                                                      --       (5,982,839)

      Proceeds from disposal of discontinued operations, net of expenses          --        1,047,007

      Purchase of equipment                                                     (8,756)       (62,999)

      Proceeds from disposal of equipment                                         --            1,000
                                                                           -----------    -----------

Net cash used in investing activities                                          (13,535)    (4,874,642)

Financing activities:

     Proceeds from original issuance of stock                                  354,338      8,100,000

     Proceeds from warrant exercise                                                696        337,500

     Costs associated with issuance of stock                                      --         (805,758)

     Proceeds from notes payable                                               144,000        500,000

     Payments on capital lease obligations and notes payable                  (327,872)    (1,164,689)

     Payments on related party notes payable                                   (25,000)          --

Net cash provided by financing activities                                      146,162      6,967,053
                                                                           -----------    -----------

Net increase in cash                                                           188,526         86,853

Cash and equivalents, beginning of period                                       45,778        178,121
                                                                           -----------    -----------

Cash and equivalents, end of period                                        $   234,304    $   264,974
                                                                           ===========    ===========
Cash paid during the period for interest                                   $    24,664    $   135,805
                                                                           ===========    ===========

                   The accompanying notes are an integral part
                          of these financial statements

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

 1.     BUSINESS AND ORGANIZATION

        The Company is engaged, through its wholly-owned subsidiaries, in environmental consulting and other related services.

 2.     SIGNIFICANT ACCOUNTING POLICIES

        Interim Financial Statements: The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1997 has been derived from the audited financial statements as of the period ended March 31, 1997, but does not include all disclosures required by generally accepted accounting principles. These balances have been reclassified to show the effect of the discontinued operations. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1997.

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

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Per share data: Per share data is based on the weighted average number of shares of common stock, 19,489,826 and 17,925,919 for the quarters ended September 30, 1997 and September 30, 1996, respectively. For the period ended September 30, 1997, common stock equivalents have not been included in the weighted average number of shares as they are anti-dilutive. For the quarter ended September 30, 1996, 4,085,101 common stock options and warrants which are common stock equivalents were assumed to be exercised for computation of earnings per share.

        Discontinued Operations: In October 1997, the Company entered into a settlement of a default of a $500,000 loan to its subsidiary, American Remedial Technologies Inc. ("ART"). The Company conveyed all the common stock of ART to the holder of the loan as part of this settlement. The Company has treated ART as discontinued operations for all periods presented.

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

4.      RELATED PARTY DEBT

        In June 1995, the Company borrowed $85,000 from Lisa Robbins, the spouse of Dr. Charles Evans, the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. Dr. Evans disclaims any beneficial interest in the loan. The present balance of this note is $50,000.

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


        In June 1996, ART acquired a used thermal desorption plant for a purchase price of $600,000. This equipment was acquired pursuant to a demand note by Mr. Sam Klein, the father of one of the company's directors and shareholders for $515,000 bearing interest at 12% per annum, secured by the acquired plant. The outstanding balance as of March 31, 1997, was $515,000. On September 23, 1997, the note was declared in default for nonpayment of pricipal and interest. The obligations of this note were assumed by the acquiror of ART.

        ART delivered a note dated June 30, 1996 in favor of Transportation Financial Services, Inc., a company owned by Mr. Enrique Tomeu, the Company's Chief Executive Officer and one of its directors. The note has an original balance of $495,000 bearing a 13.5% per annum interest rate. The outstanding balance a of March 31, 1997 was $303,000. On October 21, 1997, the balance on the note was forgiven in return for 1,889,800 shares of Common Stock of the Company, thereby extinguishing the note.

        On December 31, 1996 the Company borrowed $1,000,000 from Mr. Michael Klein, a shareholder and director of the Company pursuant to a one year promissory note bearing interest at 14% per annum. For the first three months of the note, while the Company sought alternative long-term financing, the note was unsecured with interest only payable monthly. Commencing March 1997, monthly payments of principal and interest were required until maturity in December 1997, and the note was secured with all trade accounts receivable of the Company. This note was subsequently repaid on May 5, 1997 from proceeds of a $1,000,000 loan received from Mr. Sam Klein, the father of Michael Klein. This latter loan has been modified as a three month promissory note maturing on August 5, 1997, with monthly interest only payable at 12% per annum. The note was secured by all trade receivables of the Company. On September 23, 1997, the Company was notified of its default on this note for nonpayment of principal and interest. The Company settled its default by delivering a $608,000 promissory note dated October 29, 1997 in favor of Samuel Klein, bearing interest at 12% per annum with quarterly principal and interest payments, and issuing 2,666,667 shares of the Company's Common Stock to Mr. Klein. The new note and issuance of stock extinguishes the $1,000,000 promissory note dated May 5, 1997.

        On June 18, 1997, ART obtained a $500,000 promissory note from Mr. Samuel Klein to fund the continuing operations of ART. This note, bearing interest at 12% per annum, was due on Jun 18, 1998. The note was secured by all of the common stock of ART and was required to be repaid from expected proceeds from a $2.2 million dollar convertible equity offering the Company was pursuing. The convertible equity offering never materialized. On September 23, 1997, ART was notified that this $500,000 note was in default for nonpayment of interest. On October 23, 1997, Samuel Klein sold his rights under the note to a third party. In the settlement of the note, the Company transferred all of the common stock of ART to the holder of the note, thereby extuinguishing the obligations of this promissory note.

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.      GOING CONCERN CONSIDERATION

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant net losses for the years ended March 31, 1997 and 1996. At September 30, 1997 its current liabilities exceed its current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is instituting the following measures to improve this situation:

           1.  Continue cost reduction measures at all operating divisions.
           2.  Engage various parties to raise capital for the company.
           3.  Convert present short-term debt into long-term debt

        Management is implementing its plans. These measures, if successful are expected to result in positive working capital for the year ended March 31, 1998; however, actual results may differ and there can be no assurance that such plans will be effective.

        In the absence of profitable operations or obtaining additional debt or equity financing, the Company may not have sufficient funds to continue operations through the fiscal year ended March 31, 1998.

6.       CHANGE IN ACCOUNTING STANDARDS

         In February, 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 specifies new standards designed to improve the EPS information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that common stock equivalents (CSEs) are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision, and ( c) revising the contingent share provisions and the supplemental EPS data requirements. FAS 128 also makes a number of changes to existing disclosure requirements. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not believe that the impact from the implementation of FAS 128 to be significant on EPS presentation for the periods presented herein.

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


        Forward Looking Statements: From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. With respect to this Quarterly report, statements included in Management's Discussion and Analysis or Plan of Operation and in the Notes to the Consolidated Financial Statements, which are not historical in nature, are intended to be and are hereby identified as "forward looking statements" for purposes of the safe harbor by the Private Securities Litigation Reform Act of 1995. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: (I) changes in legislative enforcement and direction, (II) unusually bad weather conditions, (III) unanticipated delays in contract execution, (IV) sudden loss of key personnel, (V) abrupt changes in competition, and (VI) decisions by the Company's lenders to demand the Company's indebtedness.

        Results of Operations: Total comparable revenues for environmental consulting decreased $40,762 or 1.6% from $2,527,535 to $2,486,773 for the six months ended September 30, 1996 and 1997, respectively. For the quarter ended September 30, 1996 and 1997, comparable revenues dropped from $1,262,490 to $1,168,913 respectively. This 7.4% decrease in revenues represents a $93,577 change.

        Direct costs decreased $72,291 or 4.9% from $1,490,520 to $1,418,229 for the six months ended September 30, 1996 and 1997, respectively. For the quarter ended September 30, 1996 and 1997, direct costs decreased over 10% from $705,975 to $632,492 respectively. This decrease in direct costs amounts to $73,483. Direct costs consist of all professional and technical labor, employee benefits, subcontractor, supplies and other revenue generating expenses. The decreases in direct costs for the six months ended as well as for the quarter ended September 30, 1997, compared to September 30, 1996, are attributable to decreased labor costs.

        Gross profit increased $31,529 or just over 3% from $1,037,015 to $1,068,544 for the six months period ended September 30, 1996 and 1997, respectively. Gross profit as a percentage of revenue increased from 41% to 43% for the six month period ended September 30, 1996 and 1997, respectively. Gross profit fell $20,094 or 3.6% from $556,515 to $536,421 for the quarter ended September 30, 1996 and 1997, respectively. However, gross profit as a percentage of revenue increased from just over 44% to nearly 46% for the quarter ended September 30, 1996 and 1997, respectively. All changes in gross profit for the comparable periods stated above are attributable to improved labor utilization.

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Comparable general administrative and other operating costs decreased $8,262 or less than 1% from $1,568,237 to $1,559,975 for the six months ended September 30, 1996 and 1997, respectively. For the quarter ended September 30, 1997, general, administrative and other operating costs fell $68,059 or almost 8% to $793,782 as compared to $861,841 for the quarter ended September 30, 1996. These cost reductions are primarily due to reductions in administrative labor, but are affected by other cost saving measures as well.

        The six months ended September 30, 1996 includes several non-recurring operating transactions and extraordinary items totaling a net gain of approximately $865,000. One of these non-recurring transactions was a charge to earnings of $350,000 for the Company's restructuring plans initiated in the First Quarter ended June 30, 1996, for the streamlining of functions and integration with ART. During the 96 Quarter, the Company settled with certain creditors who accepted a payout of $.20 for each $1.00 of their allowed claim. This settlement resulted in a net gain of $280,981. In addition, on June 28, 1996, the Consulting Division completed an Offer in Compromise Agreement with the IRS settling all disputes related to delinquent payroll taxes. As a result of this settlement, the Company reported a gain of $934,091, net of professional fees and costs.

        The net loss of $7,608,469 for the six months ended September 30, 1997 is a $8,198,901 increase from the net income of $590,432 reported for the same period at September 30, 1996. The loss from discontinued operations of $666,240 combined with the loss on disposal of $6,381,639, most of which is attributable to the disposition of ART, reported in the six months ended September 30, 1997 accounts for $7,047,880 of the net loss for the period and for over 85 % of the change from September 30, 1996 to September 30, 1997. The net loss increased $6,564,261 from $535,676 to $7,099,837 for the quarter ended September 30, 1996 and 1997, respectively. The combined loss on discontinued operations and the loss on disposal associated with ART of $6,807,879 accounts for over 95% of the loss reported for the quarter ended September 30, 1997.

        Liquidity and Capital Resources: The Company had a working capital deficit of $1,323,999 at September 30, 1997 compared to a working capital of $132,786 at March 31, 1997. This reflects a working capital decrease of $1,456,785. Historically the Company has experienced capital and liquidity problems and no assurances can be given that for the future the Company will not continue to have these shortages.

        Major components of cash flow provided by operating activities of $55,899 include the cash provided from depreciation and amortization of $345,009.

          Net cash used in investing activities of $13,535 consisted mainly of purchases of equipment of $8,756. The net cash provided by financing activities of $146,162, includes $354,338 from the conversion of the Transportation Financial Services, Inc. promissory note into 1,889,800 shares

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

        of ECOS Group Common Stock. The cash and equivalents at September 30 1997 was $234,304.

        The Company has no material commitments for capital expenditures.

        The Company intends to fund its current operations from the combination of cash on hand, cash generated from operations, potential sale of equity and/or assets, as well as costs savings generated from its continued cost reduction measures. These sources of capital are expected to largely fund the Company's current operations through March 31, 1998. Management expects a return to profitability in Fiscal 1999; however, if the Company does not return to profitability, and absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and there can be no assurance that any such financing will be available at all or on terms acceptable to the Company.


Part II: Other Information

        Subsequent Events: In October 1997, the Company entered into a settlement of a default of a $500,000 loan to its subsidiary, ART. The Company conveyed all the common stock of ART to the holder of the loan as part of this settlement. The Company has treated ART as discontinued operations for all periods presented.

        Item 3: Defaults upon Senior Securities: On September 23, 1997, the Company was notified that it was in default on three notes held by the father of an officer and director for non-payment of interest and principal. The three notes in default were the June, 1996 note for $515,000, which was in default for $15,450, the May 5, 1997 note for $1,000,000 wich was in default for $40,000 and the June 18, 1997 note for $572,000 which was in default for $17,160.

        Two of these notes were held by ART. The Company immediately began negotiations to cure the default. The June 18, 1997 held by ART was sold to an investment group that included two managers of ART and a private individual. The default on this note was remedied by the sale of the stock of ART to this investment group. The investment group issued to ECOS Group 100,000 shares of Series C Preferred Stock that becomes issuable on ART meeting certain performance goals. The Company also converted a note held by Transportation Financial Services, Inc., an affiliated company under common ownership of the Company's chief executive officer, into equity in ECOS Group, Inc.

        The Company has subsequently negotiated the default of the May 5, 1997, note for $1,000,000 to a five year promissory note for $608,000 and the balance converted to shares of Common Stock of ECOS Group, Inc.

                                ECOS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


        This settles all instances of default for ECOS Group, Inc.

        Potential NASDAQ Delisting: The Company has been notified of a potential delisting effective December 30, 1997 since it does not currently meet NASDAQ Small Cap Market listing requirements. The Company's shares of Common Stock have traded for less than $1.00 for ten consecutive days and the Company does not presently have the $2 million dollar total capital and surplus requirement. The Company is working to increase the total capital and surplus of the Company and will continue to pursue appropriate strategies to do so.

        Effective February 23, 1998, the new NASDAQ listing requirements are that each Company maintain a minimum of $1.00 per share trading price and $2 million dollars in net tangible assets. At present, the Company does not meet this requirement and is pursuing opportunities to enable compliance with this requirement.

        The Company is in the process of identifying candidates for merger or acquisition that will enable it to meet the NASDAQ listing requirements. All steps will be taken that are deemed appropriate to complete a transaction which allows the Company to maintain its NASDAQ Small Cap Market listing.

ITEM 6. REPORTS ON FORM 8-K

         One report was filed on Form 8-K which reported the resignations of Raimundo Lopez-Levy a member of the Board of Directors and David Langle, Chief Financial Officer of the Company. This report was filed on September 5, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                ECOS GROUP, INC.



November 19, 1997                               By: /s/ Michael G. Baker
                                                    --------------------
                                                    Michael G. Baker
                                                    Chief Financial Officer
                                                    On behalf of the Registrant.