Form 10QSB
period 1997-12-31
ECOS GROUP INC
filed 1998-02-13
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                  (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997
                                               -----------------

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-16322
                                                -------
                                ECOS GROUP, INC.
           (Name of small business issuer as specified in its charter)

                   Colorado                                      84-1061207
                   --------                                      ----------
         (State or other jurisdiction of                     (I.R.S. Employer
          incorporation or organization)                     Identification No.)

         99 SE Fifth Street, Fourth Floor
         Miami, Florida                                            33131
         --------------                                            -----
         (Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number: (305) 374-8300
                                               --------------

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                                      --   --

As of December 31, 1997, the Company had a total of 22,156,493 common stock, $.012 par value, outstanding.

Transitional Small Business Disclosure format (check one):  Yes     No X
                                                               --     --

                                ECOS GROUP, INC.

                                      INDEX

                                                                            Page

Part I.  Financial information

Item 1.  Financial statements:

                  Consolidated balance sheets
                  -  December 31, 1997 and March 31, 1997                      3

                  Consolidated statements of operations
                  - Three & Nine months Ended December 31, 1997 and 1996       4

                  Consolidated statements of cash flows
                  -  Nine months Ended December 31, 1997 and 1996              5

                        Notes to financial statements                       6-10

Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                        10-12

II: Other Information                                                         12

Signatures

                                ECOS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                       ASSETS

                                                                          December 31, 1997         March 31, 1997
                                                                          -----------------         --------------
Current Assets
    Cash  and equivalents                                                    $ 119,113                  $ 45,778
    Restricted cash                                                             10,039                     9,080
    Marketable securities                                                      140,000                   140,000
    Accounts receivable net of allowance of $324,711 and $320,106              777,176                   814,772
    Note receivable                                                             93,878                   250,000
    Net assets of discontinued operations                                            -                 1,433,606
    Prepaid expenses & other                                                    81,408                   131,911
                                                                    -------------------           ---------------
              Total current assets                                           1,221,614                 2,825,147

Amounts due under state reimbursement program                                  580,419                   650,158
Property and equipment, net                                                    331,871                   587,304
Goodwill, net of amortization of $1,571,754 and $869,295                       358,211                 6,509,328
Other assets                                                                    21,350                    22,477
                                                                    -------------------           ---------------
              Total assets                                                 $ 2,513,465              $ 10,594,414
                                                                    ===================           ===============

                                      LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities:
    Accounts payable                                                       $ 1,125,787                 $ 876,818
    Accrued expenses                                                           361,742                   477,614
    Related party notes payable and advances                                   216,664                 1,075,000
    Current portion of capital lease obligation & notes payable                 40,961                   262,929
                                                                    -------------------           ---------------
    Deferred revenues                                                                -                         -
              Total current liabilities                                      1,745,154                 2,692,361

Notes payable, net of current portion                                        1,021,983                   605,680

Commitments and contingencies

Stockholders equity:
    Preferred stock:
    Series A $.001 par value, 5,000,000 authorized,
      none issued and outstanding
    Series B convertible, $.01 par value, 1,000,000 authorized, issued and outstanding
    Common stock, $.012 par value, 75,000,000 authorized,
    22,156,493 and 17,597,626 issued and outstanding; respectively             265,878                   211,172
    Additional paid - in - capital                                          16,951,017                16,125,228
    Net unrealized loss on marketable securities                               (10,000)                  (10,000)
    Accumulated deficit                                                    (17,460,567)               (9,030,027)
    Total stockholders equity                                                 (253,672)                7,296,373
                                                                    -------------------           ---------------

    Total liabilities & stockholders equity                                $ 2,513,465              $ 10,594,414
                                                                    ===================           ===============

                                ECOS GROUP, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
             Three and Nine Months Ended December 31, 1997 and 1996
                                  (Unaudited)

                                                         Three months ended                        Nine months ended
                                                         ------------------                        -----------------
                                                      1997                1996                  1997                1996
                                                      ----                ----                  ----                ----
Revenue
           Environmental Consulting              $ 1,193,070          $2,063,071           $ 3,679,843          $4,590,606

Cost of Environmental Services

           Direct labor and employee benefits        329,755             598,805             1,179,418           1,600,692

           Other direct costs and expenses           383,157             513,395               951,708           1,002,028
                                                 ------------        ------------         -------------        ------------
           Total direct costs and expenses           712,912           1,112,200             2,131,126           2,602,720

           Gross profit                              480,158             950,871             1,548,717           1,987,886
                                                 ------------        ------------         -------------        ------------

General, adminstrative and other operating costs   1,191,430             848,429             2,751,405           2,412,999

Reserve for restructuring                                  -                   -                     -             350,000

           Total other costs and expenses          1,191,430             848,429             2,751,405           2,762,999
                                                 ------------        ------------         -------------        ------------

Operating Income (Loss)                             (711,272)            102,442            (1,202,688)           (775,113)
                                                 ------------        ------------         -------------        ------------

Other income (expense)

           Interest, net                             (28,172)                  -               (97,968)            (23,049)

           Other income, net                         (86,419)              4,376               (56,858)             18,507
                                                 ------------        ------------         -------------        ------------
                                                    (114,591)              4,376              (154,826)             (4,542)

Net Income (loss) before taxes                      (825,863)            106,818            (1,357,514)           (779,655)
Provision for income taxes                                 -                   -                     -                   -
                                                 ------------        ------------         -------------        ------------
Loss from continuing operations                     (825,863)            106,818            (1,357,514)           (779,655)
                                                 ------------        ------------         -------------        ------------

Discontinued operations

           Loss - discontinued operations                  -            (397,240)             (666,240)           (644,443)
           Gain (loss) on disposal                         -                   -            (6,406,786)            509,037
                                                 ------------        ------------         -------------        ------------
Income (loss) before extraordinary items            (825,863)           (290,422)           (8,430,540)           (915,061)
                                                 ------------        ------------         -------------        ------------

Loss before extraordinary items

           Net gain on vendor settlements                  -                   -                     -             280,981
           Net gain on payroll tax settlement              -                   -                     -             934,091
                                                 ------------        ------------         -------------        ------------
Net income (loss)                                 $ (825,863)         $ (290,422)         $ (8,430,540)          $ 300,011
                                                 ============        ============         =============        ============

Income (loss) per share from:
           Continuing operations                       (0.04)              (0.02)                (0.07)              (0.04)
           Discontinued operations                      -                                        (0.43)               0.03
           Extraordinary items                          -                                                             0.07

                                ECOS GROUP, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  Nine Months Ended December 31, 1997 and 1996
                                  (Unaudited)

                                                                                     1997                1996

Operating Activities
      Net income (loss)                                                          $ (8,430,540)         $ 300,011
                                                                                --------------       ------------
      Adjustments  to reconcile  net income (loss) to net cash
      provided by (used in) operating activities:
           Depreciation and amortization                                              413,741            449,858
           Gain on sale of equipment                                                        -             (1,000)
           Loss on write down of equipment                                            138,787                  -
           Other                                                                            -             22,875
           Discontinued operations                                                          -           (509,036)
           Write down of goodwill                                                   5,862,777                  -
           Extraordinary items                                                              -         (1,228,203)
           Write down of net assets of discontinued operations                      1,433,606                  -

      Changes in operating assets and liabilities:
           Increase (decrease) in accounts receivable                                  37,596           (192,472)
           Increase (decrease) in prepaid expenses and other assets                   206,625            (69,361)
           Increase (decrease) in amounts due from state reimbursement program         69,739            (71,065)
           Increase (decrease) in other non-current assets                              1,127            219,164
           Increase (decrease) in accounts payable                                    248,969           (567,231)
           Increase (decrease) in accrued liabilities                                (115,871)            76,421
           Increase (decrease) in payroll taxes                                             -           (446,547)
                                                                               ---------------       ------------
                                                                                    8,297,096         (2,316,597)
      Net cash provided by (used in) continuing operations                           (133,444)        (2,016,586)
                                                                               ---------------       ------------


      Investing activities:
           Restricted cash                                                               (959)           136,901
           Payment for purchase of American Remedial Technologies, Inc.
           net of cash acquired                                                             -         (5,968,827)
           Proceeds from disposal of discontinued
           operations, net of expenses                                                      -          1,047,007
           Purchases of equipment                                                      (8,756)          (130,426)
           Proceeds from disposal of equipment                                              -              1,000
                                                                               ---------------       ------------

      Net cash provided by (used in) investing activities                              (9,715)        (4,914,345)
                                                                               ---------------       ------------


      Financing activities:
           Proceeds from original issuance of stock                                   879,798          8,100,000
           Proceeds from warrant exercise                                                 696            337,500
           Costs associated with issuance of stock                                                      (805,758)
           Proceeds from notes payable                                                185,125            562,800
           Proceeds from related party notes payable                                                   1,158,048
           Payments on capital lease obligations                                                      (1,271,943)
           and notes payable                                                         (360,125)          (328,780)
           Payments on related party notes payable                                   (489,000)                 -

      Net cash provided by (used in ) financing activities                            216,494          7,751,867
                                                                               ---------------       ------------

      Net increase (decrease) in cash                                                  73,335            820,936

      Cash, beginning of period                                                        45,778            178,121
                                                                               ---------------       ------------

      Cash, end of period                                                           $ 119,113          $ 999,057
                                                                               ===============       ============

      Cash paid during the period for interest                                       $ 20,453          $ 135,805
                                                                               ===============       ============

                                ECOS GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.      BUSINESS AND ORGANIZATION

        The Company is a holding company whose sole subsidiary provides environmental consulting services.

 2.     SIGNIFICANT ACCOUNTING POLICIES

        Interim Financial Statements: The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1997 has been derived from the audited financial statements as of the period ended March 31, 1997, but does not include all disclosures required by generally accepted accounting principles. These balances are reclassified to show the effect of the discontinued operations. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended March 31, 1998. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1997.

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

        Per share data: Per share data is based on the weighted average number of shares of common stock, 22,156,493 and 19,138,718 for the quarters ended December 31, 1997 and December 31, 1996, respectively. For the period ended December 31, 1997, common stock equivalents have not been included in the weighted average number of shares as they are anti-dilutive. For the quarter ended December 31, 1996, 4,085,101 common stock options and warrants which are common stock equivalents were assumed to be exercised for computation of earnings per share.

                                ECOS GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

        Discontinued Operations: In October 1997, the Company entered into a settlement of a default of a $500,000 loan to its subsidiary, American Remedial Technologies Inc. ("ART"). The Company conveyed all the common stock of ART to the holder of the loan as part of this settlement. The Company has treated ART as discontinued operations for all periods presented.

        Costs of Closing Corporate Offices: In December 1997 the Company closed it's corporate offices in West Palm Beach and consolidated it's operations with Evans Environmental and Geological Sciences and Management, Inc. in Miami, Florida. The Company wrote off $146,543 in leasehold improvements and software development costs as a result of this closure.

        Evaluation of Goodwill: The Company evaluated the goodwill associated with the acquisition of Enviropact Consultants, Inc. and other goodwill. The analysis determined that the goodwill associated with the acquisition of Enviropact Consultants, Inc. could not be supported by the cash flow from the sole surviving operation in Clearwater, Florida. The Company has chosen to write off this goodwill in the quarter ended December 31, 1997. In addition, goodwill from the acquisition of the Company in 1992 remained. Present operating performance and cash flow analysis showed that this goodwill was not supported by the operating cash flow. This goodwill is also written off in the quarter ended December 31, 1997. After these evaluations the total amount of goodwill written off is $414,120.

        Accounts Receivable Allowance: The Company performed an evaluation of the reserves for bad debt. The evaluation determined that the Company needed to increase it's allowance for questionable accounts receivable. The amount of the increase was $67,230. The increase is attributable to the accounts receivables from the Florida Inland Protection Trust Program.

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

                                ECOS GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


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

        On December 31, 1996 the Company borrowed $1,000,000 from Mr. Michael Klein, a shareholder and director of the Company pursuant to a one year promissory note bearing interest at 14% per annum. For the first three months of the note, while the Company sought alternative long-term financing, the note was unsecured with interest only payable monthly. Commencing March 1997, monthly payments of principal and interest were required until maturity in December 1997, and the note was secured with all trade accounts receivable of the Company. This note was repaid on May 5, 1997 from proceeds of a $1,000,000 loan received from Mr. Sam Klein, the father of Michael Klein. This latter was modified to a three month promissory note maturing on August 5, 1997, with monthly interest only payable at 12% per annum. The note was secured by all trade receivables of the Company. On September 23, 1997, the Company received a notice of its default on this note for nonpayment of principal and interest. The Company settled its default by delivering a $608,000 promissory note dated October 29, 1997 in favor of Mr. Sam Klein, bearing interest at 12% per annum with quarterly principal and interest payments, and issuing 2,666,667 shares of the Company's Common Stock to Mr. Klein. The new note and issuance of stock extinguishes the $1,000,000 promissory note dated May 5, 1997.


5.      GOING CONCERN CONSIDERATION

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered significant net losses for the years ended March 31, 1997 and 1996. At December 31, 1997 its current liabilities exceed its current assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is instituting the following measures to improve this situation:

           1. Continue cost reduction  measures at all operating  divisions.
           2. Engage various parties to raise capital for the company.

        Management is implementing its plans. These measures, if successful are expected to result in positive working capital for the year ended March 31, 1998; however,

                                ECOS GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

                                ECOS GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

        Results of Operations: Total comparable revenues for environmental consulting decreased $910,763 or 19.8% from $4,590,606 to $3,679,843 for the nine months ended December 31, 1996 and 1997, respectively. For the quarter ended December 31, 1996 and 1997, comparable revenues dropped from $2,063,071 to $1,193,070 respectively. This 42.2% decrease in revenues represents an $870,001 change. This decrease is a result of environmental consulting revenue provided in the quarter ending December 31, 1996 related to Hurricane Fran, this revenue totaled $900,000.

        Direct costs decreased  $471,594 or 18.1 % from $2,602,720 to $2,131,126 for the nine months ended December 31, 1996 and 1997, respectively. For the quarter ended December 31, 1996 and 1997, direct costs decreased over 35.9% from $1,112,200 to $712,912, respectively. This decrease in direct costs amounts $399,288. Direct costs consist of all professional and technical labor, employee benefits, subcontractor, supplies and other revenue generating expenses. The decreases in direct costs for the nine months ended as well as for the quarter ended December 31, 1997, compared to December 31, 1996, are attributable to decreased labor and operating costs related to the restructuring undertaken in August 1996.

        Gross profit  decreased  $439,169 or 22.1% from $1,987,886 to $1,548,717 for the nine months period ended December 31, 1996 and 1997, respectively. Gross profit as a percentage of revenue decreased from 43% to 42% for the nine month period ended December 31, 1996 and 1997, respectively. This decrease is worthwhile to note as the 1996 numbers contain revenues from Hurricane Fran. Gross profit fell $470,713 or 49.5% from $950,871 to $480,158 for the quarter ended December 31, 1996 and 1997, respectively. Gross profit as a percentage of revenue decreased from just over 46% to 40% for the quarter ended December 31, 1996 and 1997, respectively. The decrease in gross profit for the quarter is attributable to the project work related to Hurricane Fran and it's $900,000 impact on revenues in the same quarter of 1996.

        Comparable general administrative and other operating costs increased $338,406 or 14% from $2,412,999 to $2,751,405 for the nine months ended
        December 31, 1996 and 1997, respectively. This increase is attributable to the write off of goodwill and assets in the parent company. These write offs totaled $560,663. The comparable quarter adjusted for these impacts would provide for a decrease of $222,257 or 9% from $2,412,999 to $2,190,742. For the quarter ended December 31, 1997, general, administrative and other operating costs rose $343,001 or 40.4% to $1,191,430 as compared to $848,429 for the quarter ended December 31, 1996. The comparable quarter adjusted for the impacts of goodwill and corporate office closing reflects general and administrative expense declining by $217,662 from $848,429 to $630,767 for the quarter ended December 31, 1996 and 1997, respectively. This reflects a 25% decrease in general and administrative expense.

                                ECOS GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


        The nine months ended December 31, 1996 includes several non-recurring operating transactions and extraordinary items totaling a net gain of approximately $865,000. One of these non-recurring transactions was a charge to earnings of $350,000 for the Company's restructuring plans initiated in the First Quarter ended June 30, 1996, for the streamlining of functions and integration with ART. During the 96 Quarter, the Company settled with certain creditors who accepted a payout of $.20 for each $1.00 of their allowed claim. This settlement resulted in a net gain of $280,981. In addition, on June 28, 1996, the Consulting Division completed an Offer in Compromise Agreement with the IRS settling all disputes related to delinquent payroll taxes. As a result of this settlement, the Company reported a gain of $934,091, net of professional fees and costs.

        The net loss of $8,430,540 for the nine months ended December 31, 1997 is a $8,730,551 increase from the net income of $300,011 reported for the same period at December 31, 1996. The loss from discontinued operations of $666,240 combined with the loss on disposal of $6,406,786 which is attributable to the disposition of ART, reported in the nine months ended December 31, 1997 accounts for $7,073,026 of the net loss for the period and for over 81 % of the change from December 31, 1996 to December 31, 1997. The net loss increased $535,441 from a loss of $290,422 to a loss of $825,863 for the quarter ended December 31, 1996 and 1997, respectively. The loss for the quarter taking into account the write off of goodwill, assets and increasing the accounts receivable reserves would be $197,170 or a decrease in net loss of $92,452. The quarter ending December 31, 1996 had project revenues related to Hurricane Fran of $900,000.

        Liquidity and Capital Resources: The Company had a working capital deficit of $523,541 at December 31, 1997 compared to a working capital deficit of $132,786 at March 31, 1997. This reflects a working capital decrease of $390,755. Historically the Company has experienced capital and liquidity problems and no assurances can be given that for the future the Company will not continue to have these shortages.

        Cash flow used in operating activities was $133,444.

        Net cash used in investing activities of $9,715 consisted mainly of purchases of equipment of $8,795. The net cash provided by financing activities of $216,494, includes $879,798 from the conversion of the promissory note of Mr. Sam Klein. into 2,666,667 shares of ECOS Group, Inc. Common Stock. The cash and equivalents at December 31, 1997 was $119,113.

        The Company has no material commitments for capital expenditures.

                                ECOS GROUP, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

Part II: Other Information

        The Company has negotiated the default of the May 5, 1997, note for $1,000,000 to a five year promissory note for $608,000 and the balance converted to shares of Common Stock of ECOS Group, Inc. (see related party debt for further details.)

        This settles all instances of default for ECOS Group, Inc.

        NASDAQ Delisting: The Company shares were delisted from the NASDAQ Small Cap Market effective January 2, 1998. The Company did not meet NASDAQ requirements for total capital and surplus of $2,000,000. The Company's plan for maintaining compliance with NASDAQ listing requirements was rejected and the Company received notification of delisting December 17, 1997.

ITEM 6. REPORTS ON FORM 8-K

        One report was filed on Form 8-K reporting the sale of the Company's subsidiary American Remedial Technologies, Inc..

        SIGNATURES

                                                         /s/ Michael Baker
                                                         Chief Financial Officer
                                                         ECOS Group, Inc.