Form 10KSB
period 1998-03-31
ECOS GROUP INC
filed 1999-05-20
CIK 818675

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
[Fee required]

                    For the fiscal year ended March 31, 1998
                                              --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
[No fee required]

                         Commission File Number 0-16322
                                                -------

                                ECOS Group, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Colorado                                              84-1061207
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

99 Southeast Fifth Street, Miami, Florida 33131                      33405
-----------------------------------------------                   ----------
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
                                 Title of Class

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $4,846,984

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $ 850,513 on the average bid and asked price of $.05 on April 30, 1999

As of March 31, 1998 the Company had a total of 20,266,693 shares of Common Stock outstanding.

Transitional Small Business Disclosure format (check one):

                               Yes          No  x
                                   ---         ---
================================================================================

                                     PART I

Item 1.  Description of Business.

(a)      Business Development

         ECOS Group, Inc. (the "Company") has been in the environmental business since 1993. In January of 1993, Evans Environmental Corp., a Florida corporation was purchased by CBLX Holdings, Inc., a Colorado corporation, in a reverse acquisition. The name of CBLX Holdings, Inc. was changed to Evans Environmental Corp. to reflect the new line of business of the Company.

         In July of 1996, the Company purchased American Remedial Technologies, Inc. ("ART"), a Florida corporation which was engaged in the remediation of contaminated soils. The Company then changed its name to ECOS Group, Inc. to reflect the broader business interests of the Company with its new subsidiary.

         In October of 1997, the Company disposed of ART to cure the defaults incurred on loans which had supported ART. This subsidiary had never achieved the projections, which had been prepared for this subsidiary. The Company currently operates with one active subsidiary, Evans Environmental and Geosciences (EE&G).

(b)      Business of Issuer

         The Company is a holding company, which currently has EE&G as its only operating subsidiary. EE&G is a regional supplier of environmental consulting, testing and engineering services to both private clients and various levels of government clients, emphasizing the three major practice areas of asbestos, hazardous substances, and indoor air quality. The market for environmental consulting, testing, and engineering developed in response to, and is driven by, regulatory and civil liability. The environmental field grew rapidly through the decade of the 1980's, but, in the opinion of Management, the growth has drastically diminished yielding to a relatively mature market.

         Within the broad scope of environmental consulting, testing, and engineering services, EE&G offers specialized services in three practice areas: asbestos, hazardous substances, and indoor air quality. While management is constantly evaluating opportunities in other lines of business, expansion plans for this year focus primarily on increasing market share within the Company's existing market (primarily Florida) and also expanding EE&G's geographic reach, enabling it to supply its current scope of services over a larger geographic region.

         The Asbestos Practice

         EE&G provides a comprehensive suite of asbestos consulting services, including:

o building inspections and assessments,

o laboratory analysis of building materials,

o abatement design specifications,

o contractor performance and compliance monitoring,

o air quality testing,

o training, and

o expert witness testimony.

         This practice area currently supplies approximately 45% of EE&G's total revenues. In the early 1990's, asbestos supplied nearly 90% of EE&G's revenues. The percentage of EE&G's revenues supplied by the asbestos practice has decreased dramatically in the last three years. This decrease in the percentage of asbestos revenues is attributable to a lack of growth in the asbestos practice compared with solid growth in the hazardous materials practice.

         Management sees little opportunity for significant growth within the State of Florida in the asbestos practice area. An aggressive state enforcement program in the early part of this decade combined with the limited use of asbestos products in Florida construction both due to the mild climate and youth of many of the buildings has had a negative impact on this market. Management believes that greater opportunities for growth in this practice area are to be found in geographic areas where the cities and their infrastructure are older and the climate is harsher. Accordingly, Management is currently working toward expanding into the Northeastern portion of the United States.

         In March of 1998, Management laid the beginning groundwork for expansion of its asbestos practice into Europe through the sale of intellectual property to a privately held, development stage, French company based outside of Paris. Management will also supply professional services to this Company and lease certain equipment to this French company. In return for the above described goods and services, EE&G will receive 5% ownership in the French company in addition to a 2-1/2% royalty on revenue for three years, monthly lease payments and monthly payments for services. The French company is also responsible for establishing a French corporation, to be known as EE&G Europe, SARL, including the initial capitalization of that corporation as required by French law. EE&G will own 80% of the newly established French corporation.

         Management views the opportunity in Europe for asbestos work to be significant based on the recent dramatic expansion of the European asbestos market in response to sweeping legislation enacted over the last few years. EE&G is limited in its ability to capitalize on European opportunities by its limited expertise in European languages and business customs, but hopes to acquire such expertise either by hiring qualified personnel or locating a strategic partner and/or acquisition in Europe.

The Hazardous Substance Practice

         EE&G's Hazardous Substance (HS) practice area comprised nearly 45% of EE&G's gross revenues in FY 1998. The HS practice is the fastest growing segment of the firm's business, as it has nearly doubled in size over the previous year, when it only comprised approximately 25% of EE&G's gross revenues. This growth is attributable to renewed focus in this market segment due to the hiring of Timothy R. Gipe in August 1996, whose area of primary expertise and client network were in the HS market area. Additionally, the newly appointed practice director of the Hazardous Practice has provided strong leadership and direction to the group, with a focus on growth and business development.

         The HS practice consists of professional employees with backgrounds predominantly in geology, engineering, biology, and other natural sciences. The staff includes a variety of registered professionals, including Professional Geologists, Professional Engineers, and a Certified Hazardous Materials Manager. The primary project types in which the HS practice area earns its revenues are as follows:

         o Soil and Groundwater Assessment and remediation. The largest source of revenue in the HS practice area in FY 1998 was the assessment and remediation of soil and groundwater contamination incidents in municipal, commercial, and industrial facilities. Due to the sensitivity of the groundwater aquifer system in Florida and increased regulatory pressures, EE&G clients continued to pursue investigation and remediation of soil and groundwater on their properties that had been contaminated with petroleum hydrocarbons, chlorinated solvents, heavy metals, and pesticides and PCBs. EE&G performed numerous design/build services for clients, performing the engineering design, construction management, and actual construction and operation and maintenance of remediation systems.

         o Real Estate Transaction Audits/Due-Diligence Audits. Since the Superfund Amendments Reauthorization Act (SARA) of 1986 potential buyers, financers, mortgagers, etc. of commercial property are advised to conduct an environmental audit of the property prior to closing. This is often referred to as the "Buyer Beware" rule. Since the national economy continued to be strong throughout FY 1998, the HS practice continued to see significant revenues from environmental audits relative to real estate transactions.

         o Petroleum Storage Tank Management. As the December 31, 1998 Federal and State deadline for required upgrades to underground storage tank
            (UST) systems approached in FY 1998, EE&G continued to obtain a fair amount of business in the assessment, remediation, closure, design, and installation of UST and aboveground storage tank (AST) systems. As this deadline is now passed, management anticipates a decline in the demand for this service.

         o Compliance Audits. EE&G was active in performance of compliance audits in FY 1998, primarily for its industrial/manufacturing clients. In today's commercial world, it pays for waste generators to be environmentally pro-active. EE&G assisted its clients by bringing their facilities into compliance with environmental regulations and best management practices, which typically result in waste minimization and costs savings to the client.

         o Engineering/Design. EE&G continued to expand its engineering capabilities in FY 1998 through the addition of two full time AutoCADD designers. EE&G engineers completed projects involving soil and groundwater remediation systems, storm water management systems, sanitary sewer systems, pollution prevention equipment, and various types of permitting.

The Indoor Air Quality Practice

         Industrial Hygiene is defined as the recognition, evaluation and control of workplace hazards. This definition has recently expanded to include non-traditional issues in work environments in which industrial hygiene has not traditionally been practiced. EE&G's industrial hygiene (IH) practice area accounted for 10% of the Company's gross revenue in FY 1998. Since the end of FY 1998, this practice area has grown in net fees earned (gross revenues minus subcontactor fees) by approximately 25%. This rapid growth has occurred in the absence of any significant new regulations, or market shifts, but can be attributed to a general increase of awareness among existing clients, as well as an increase in worker compensation and third party liability arising from cases of "sick building syndrome."

         The IH practice area currently employs only two full time professionals, a Certified Industrial Hygienist and a Senior Project Professional. Additionally, the practice area utilizes a professional mechanical engineer (PE) and registered architect (RA) on a part time basis and draws on the technical personnel of the other practice areas who are trained in industrial hygiene techniques.

         The primary project types in which the IH practice earns revenues are as follows:

         o Industrial Hygiene Evaluations. This typically involves the collection of air sample data for specific chemical or physical agents, and relating them to established exposure standards. This type of work is driven by the Occupational Safety and Health Administration (OSHA), and takes place in industrial facilities where employees are exposed in the normal course of their work. These projects account for less than 20% of the revenues for the practice area, and is not considered to have significant growth potential. This limited growth potential is due to limited enforcement, a lack of unions in Florida, few "smoke stack" industries in Florida, and competition from insurance companies who offer similar services to their clients.

         o Indoor Air Quality Services (IAQ). These projects involve the investigation of unknown agents primarily in commercial and municipal buildings that are resulting in occupant illness and discomfort. EE&G conducts initial IAQ investigations, and offers comprehensive design solutions to remediate IAQ issues. Currently there are no regulations driving these projects, and there are few established standards to compare and evaluate data. Increased public awareness, combined with several large legal cases involving "sick building syndrome" has resulted in a significant increase in the demand for IAQ services. Management anticipates that this growth will continue at a moderate pace (approximately 15% annually) during FY 1999. IAQ projects currently account for approximately 60% of revenues for the practice area.

         o Lead-Based Paint (LBP) Services. LBP was applied to a wide variety of surfaces for many years. The presence of LBP now represents a potential source of environmental pollution if the paint is either in poor condition, or is improperly removed and disposed of. EE&G offers LBP inspection services utilizing state-of-the-art instrumentation, as well as complete design and construction management services for LBP abatement projects. LBP services currently account for approximately 25% of revenues for the practice area. There are several regulations that impact this type of work, and a general increase of awareness among existing clients has resulted in a 25% growth of LBP services in FY 1998. This growth is expected to increase to 50% in FY 1999, and it is anticipated that LBP services will account for s 40% of total revenues for the practice area in FY 1999. There are currently several proposed regulations that, if passed, may create a significantly increased demand for LBP inspections. EE&G is monitoring legislative progress in this area so as to be prepared to meet a sudden increase in demand for these services.

         Marketing

         Marketing and sales efforts by EE&G to attract and maintain its client base include the concentrated efforts of two full-time marketing and sales people who respond to requests for proposals as well as seek and follow-up on new sales leads. Each of EE&G's professional staff members also has responsibility for both establishing new business contacts and maintaining existing client relationships through excellent customer service. EE&G's principals also play an active marketing and customer service role. They have a combined thirty years of experience and have developed a significant client base over their years in the consulting business.

         Customers

         EE&G maintains a diverse client base, consisting of both government and private sector (non-governmental) clients. EE&G's private sector customers range in size from Fortune 500 companies to small family run businesses. The customer base is primarily within Florida, but EE&G's larger customers frequently provide work throughout the Eastern United States and occasionally outside the United States.

         EE&G's governmental clients include a variety of federal government agencies as well as state, county and city governments. In particular, EE&G is a significant provider of asbestos consulting and testing services to school systems throughout Florida.

         For the Fiscal Year ended March 31, 1998, no one customer accounted for greater than 10% of revenue or receivables.

         Backlog

         The majority of EE&G's work is done under multi-year, indefinite delivery contracts. These contracts rarely guarantee a minimum quantity of work, except as specified on any one work or purchase order issued under such a contract. Most projects under individual work or purchase orders are completed within 90 days of issuance of the order to commence. Because of the above described contractual arrangements, EE&G recognizes very little backlog at any point in time.

         Competition

         EE&G operates in a highly competitive industry in which there are many companies with greater resources and facilities and also numerous independent operators that can collaborate with other companies to provide similar services. EE&G has been successful in competing with both large and small organizations and has maintained and/or expanded its practices despite the high level of competition. EE&G derives a significant competitive advantage from a large regional presence in Florida and its twelve years of successful work in this region.

         Government Regulation

         The Company is subject to extensive and evolving government regulations administered by various state and federal agencies and authorities. In many respects, these regulations both govern the operation of the Company and contribute to the demand for its services. Although the Company's customers remain responsible by law for their environmental problems, the Company must comply with the requirements of those laws applicable to its services. The relevant laws and regulations that may affect the Company's operations include the U.S. Environmental Protection Agency regulations and state regulations regarding asbestos consulting, regarding professional engineering, professional geology, federal and state regulations governing the generation, treatment, transportation and disposal of hazardous wastes, the clean-up of hazardous waste sites and those governing workers in the workplace. Many of these areas are both relatively new and rapidly developing and, therefore, the Company cannot predict the extent to which the Company's operations may be affected by changes to enforcement policies applied pursuant to current laws or by the enactment of new environmental laws and regulations.

         The Company's Florida operations are currently conducted under the following protocols and maintain the following certifications and/or accreditations:

         o Florida Department of Business and Professional Regulation ("DBPR") licenses individuals who practice as asbestos consultants, engineers, geologists and professional scientists.

         o The National Institute of Standards and Technology's National Voluntary Laboratory Accreditation Program ("NVLAP").

         o Florida Department of Health & Rehabilitative Services ("HRS"). The Company is an HRS certified laboratory for the analysis of asbestos in drinking water and airborne radon.

         Until the spring of 1995, the Company provided a number of environmental consulting services, including the assessment and remediation of contaminated sites related to discharges of petroleum products from petroleum storage systems that are eligible for reimbursement of cleanup costs under the State of Florida's Inland Protection Trust Fund program (the "FIPT"). The Company entered into contracts from time to time with third parties for the purpose of funding such remediation work, subject to payment of a markup or handling fee to such funders. In the event the State of Florida were to determine that certain costs are not reimbursable, such contracts generally provide that the Company is required to bear all costs not reimbursed. There can be no assurance that the State of Florida will fully reimburse costs submitted in the pending applications for reimbursement of costs.

         The State of Florida ceased the processing of applications for new work under the Petroleum Contamination Reimbursement Program with the FIPT, with limited exceptions, for certain active sites. In its place, the State of Florida has implemented, under the FIPT, a prioritized Petroleum Cleanup Program based upon pre-approved scope of work and costs.

         The Company has claims, as of March 31,1998 submitted totaling, net of reserves, of approximately $189,947, under the FIPT's prior program. As of March 31, 1998 the Company does not have any material claims remaining to be submitted under the new program. The company has no plans at this time for future participation in this program.

Intellectual Property Rights

         The Company has no present patent application pending nor does it recognize intellectual property as an asset on its balance sheet. The company has sold certain intellectual property as described in Item 1 (b) - "The Asbestos Practice"

Research and Development

         For the fiscal year ended March 31, 1998, the Company did not expend any significant funds on research and development activities

Environmental Considerations

         While it does not generate or assume ownership of hazardous waste, the Company does, through its laboratories and field services, handle potentially hazardous materials as samples submitted for analysis. These samples are disposed of under State-approved plans for the temporary storage, transport and disposal of such materials. All hazardous waste is stored in appropriate drums and packaged for shipping according to Federal Department of Transportation regulations to an approved waste disposal site by an approved hazardous waste hauler. The Company's costs of compliance with environmental laws and regulations is approximately $5,000 per year, primarily for hazardous waste disposal. See "Governmental Regulation" for a discussion of other environmental laws and regulations to which the Company is subject and the effects of compliance with such laws and regulations on the Company.

Seasonality

         The Company's consulting revenue increase during the second quarter of each fiscal year, due to the work done for school district clients. This is the time of the year when schools are partly vacant and most remediation work is scheduled. Other than this item, there is no seasonality with respect to the Company's business.

Sources and Availability of Raw Materials

         The raw materials, including the products used by the Company are believed by the Company to be in wide supply and available from a number of sources.

Inflation

         Management believes that inflation does not materially affect the operations of the Company.

Employees

         As of March 31, 1998 the Company employed 50 full time employees. No employees are members of a collective bargaining unit under a union representation contract. Management believes its relations with its employees are good.

Item 2.  Description of Property

         The Company owns no real property. The Company leases 11,888 square feet for its Miami laboratory facility and operating offices. The Company maintains offices throughout Florida, the combined costs of these leases are approximately $240,000 annually. The Company would not be materially adversely affected if it were necessary to relocate any of its offices. The Company believes that its facilities are more than adequate for its current operations.

Item 3.  Legal Proceedings.

         The Company is not a party to any litigation not incidental to its business and operations.

Item 4.  Submission of Matters to a Vote of Security-Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1998.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         The Company's Common Stock trades on the Over the Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ECOS. The Company's shares were delisted from the NASDAQ SmallCap marketplace effective January 2, 1998. The quotations set forth below are inter-dealer quotations obtained from NASDAQ, do not reflect retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. The Company's Common Stock also began trading under the symbol EVE April 20, 1995 on the Freiverhehr (over-the-counter market) of the Berlin Stock Exchange, Berlin Germany and under the same symbol in 1997 on the Frankfurter Wertpaperborse (over-the-counter market) of the Frankfurt Stock Exchange in Frankfurt, Germany.

         The Company had 306 shareholders of record as of April 30, 1999 and believes there are approximately 1,100 additional beneficial holders of its securities who hold such shares in "street" or nominee name.

-------------------------------------------------------------------------------
Quarter Ended                           High Bid                       Low Bid
-------------                           --------                       -------
-------------------------------------------------------------------------------
Fiscal 1998:
-------------------------------------------------------------------------------
March 31, 1998                           $0.125                        $0.125
-------------------------------------------------------------------------------
December 31, 1997                        $0.425                        $0.15
-------------------------------------------------------------------------------
September 30, 1997                       $0.325                        $0.225
-------------------------------------------------------------------------------
June 30, 1997                            $0.5625                       $0.325
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Fiscal 1997:
-------------------------------------------------------------------------------
March 31, 1997                           $0.719                        $0.469
-------------------------------------------------------------------------------
December 31, 1996                        $0.875                        $0.563
-------------------------------------------------------------------------------
September 30, 1996                       $1.109                        $0.875
-------------------------------------------------------------------------------
June 30, 1996                            $2.250                        $1.25
-------------------------------------------------------------------------------

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

Item 6.  Management's Discussion and Analysis

Results of Operations

Introduction

         Through fiscal year 1997, ART showed significant operating losses. Management's plan to generate profits within ART centered around developing a system to process biosolids with the waste heat from the thermal treatment process.

         In June of 1997, management borrowed $500,000.00 from a private lender as a bridge loan until the Company could complete a contemplated equity offering to raise $2,000,000.00. This $2,000,000.00 was to fund the continued operation of ART pending the approval of a biosolids processing permit and the ramp-up period to operating at full capacity. In late August of 1997, the Company received notice that the biosolids permit would not be considered until January 1998, and the Company was unable to successfully complete the anticipated equity offering. The result of the above left the Company unable to fulfill its obligations to its lender, consequently the lender declared the Company in default under the terms of the loans and foreclosed on the collateral.

         The above described actions led the Board of Directors to discontinue acceptance of contaminated soil at the ART facility and to begin burning off the inventory. The Board further instructed Management to explore any and all means to minimize the financial damage to the Company from the loss of ART. The results of Management's efforts were the forfeiture of the thermal remediation plant at the Port of Los Angeles to satisfy the note secured by that equipment, the forfeiture of the stock in ART to satisfy the note secured by that stock, the conversion of a note for $464,000.00 plus accrued interest to equity, and the retention of $608,000.00 in debt by the Company with the receivables of EE&G as security for this new note.

         In September 1997, Mr. David Langle, the CFO, resigned. Mr. Langle was replaced by Mr. Michael Baker, formerly a Vice President of the Company. In February of 1998, Enrique Tomeu, the CEO of ECOS Group, Inc. took a leave of absence from the Company. Mr. Tomeu was replaced by Dr. Charles Evans, the Company's Chairman, as Interim CEO.

Fiscal 98 Compared to Fiscal 97

         During the fiscal year ended March 31, 1998 ("Fiscal 98"), the Company experienced a net loss of $9,155,369 as compared to a loss of $1,912,392 for the fiscal year ended March 31, 1997 ("Fiscal 97").

         The Company, under new management, took certain significant cost saving actions during Fiscal 98 and Fiscal 97 and will continue to do so, including significant labor reductions, restructuring of under-performing consulting offices, closing of unprofitable consulting offices, reductions of corporate overhead and other measures. Although the cost saving measures have not yet returned the Company to profitability as of March 31, 1998, management believes that the Company can return to sustained and profitable revenue growth, although no assurances can be given.

         The Company has broadened its service areas offered to clients by the addition of several new senior professionals to the existing management staff of EE&G and realigning it's organizational structure from an office based to a practice based structure. This realignment is expected to increase cooperation among EE&G's operating areas and improve the ability to market all aspects of EE&G to clients.

         The Company's revenues decreased from $5,902,771 for Fiscal 97 to $4,846,819 for Fiscal 98, a decrease of $1,055,982 or approximately 18%. Fiscal Year 1997 revenues, however, contained $1,535,000 of non-recurring revenues associated with Federally funded clean-up efforts of the damage caused by Hurricane Fran. Excluding this project, the revenues of the Consulting Division increased $479,213 or nearly 11% from fiscal 1997.

         Direct costs were $2,780,068 for Fiscal 98 versus $3,387,800 for Fiscal 97 representing a decrease of $607,732 or approximately 18%. The Company's gross margin remained constant at 42.6% in both Fiscal 98 and Fiscal 97.

         General, administrative and other costs decreased $341,788 or 10% to $3,218,424 for Fiscal 98 compared to $3,560,212 for Fiscal 97.

         The operating loss for Fiscal 98 was $1,151,673 a decrease of $748,902 or 39% from the Fiscal 97 operating loss of $1,900,575.

         The loss before income taxes and discontinued operations of $1,676,588 for Fiscal 98 was $535,543 or over 24%, less than the $2,212,131 loss for Fiscal 97 and can be summarized as follows:

                                                          Fiscal 98         Fiscal 97
                                                          ---------         ---------
Income from consulting offices                          $ 2,066,751        $ 2,514,971
Corporate overhead                                       (3,218,424)        (3,560,212)
Other Income (expense)                                     (524,915)        (1,166,890)
                                                        -----------        -----------
Loss before income taxes and discontinued operations    $(1,676,588)       $(2,212,131)
                                                        -----------        -----------

         Fiscal 1997 also includes several non-recurring operating transactions and extraordinary items totaling $1,735,001. On April 3, 1996, the company sold all of the operating assets and ceased operations of ABC Cable Products, Inc. ("Cable Products Division"), a wholly-owned subsidiary, for an aggregate of $550,000 in cash and a promissory note in the amount of $1,000,000. In addition, the purchaser assumed certain liabilities of ABC aggregating $595,049. The Company recorded a $509,037 net gain on disposal from this transaction in Fiscal
97. On June 28, 1997, the consulting division completed an Offer in Compromise Agreement with the IRS settling all outstanding issues and disputes related to delinquent payroll taxes. As a direct result of this settlement, the Company reported a net gain of $939,091, net of professional fees and costs. Also during Fiscal 1997, the Company reached a settlement with certain of its trade creditors who accepted a payout of $.20 for each $1.00 of their allowed claim. This settlement resulted in a net gain of $286,873 for the Consulting Division in Fiscal 97.

Liquidity and Capital Resources

         The Company had a working capital deficit of $1,467,483 at March 31, 1998, compared with a working capital deficit of $2,156,954 at March 31, 1997. This decrease in deficit of $689,471 reflects a working capital ratio of .44 at March 31, 1998 from .56 at March 31, 1997.

         Net cash decreased during Fiscal 98 by $380,880 compared to an increase during Fiscal 97 of $271,661. Cash used by continuing operations was $86,992 and $2,196,656, respectively, for
                                       11

Fiscal 98 and 97. The net cash used from financing activities of $161,931 resulted primarily from the Company's paydown of past obligations.

         Purchase of equipment decreased from $497,806 in Fiscal 97 by $486,216 to $11,590 in Fiscal 98. Management believes that in the year ended March 31, 1999, it must slightly increase equipment purchases to maintain profitable operations.

         The Company sold receivables, which for financial reporting purposes has been reported as a borrowing transaction, aggregating $866,205, eligible for reimbursement under the FIPT. Under two similar master funding and indemnification agreements, Sirrom Resource Funding, L.L.C. and its affiliates ("Sirrom") have lent $347,489 to the Company via the funding of eligible receivables. The agreements provide that in the event Sirrom is not reimbursed within 24 months of an advance, the Company is obligated to repurchase the receivable. This obligation was presented as a note payable in prior year's financial statements. The obligations to Sirrom have all been extinguished as of March 31, 1998.

         The Company also entered into subcontractor finance agreements with Environmental Corporation of America, Inc. ("ECA") and Tier Environmental Services, Inc. ("Tier"). Under these agreements, ECA and Tier have funded receivables amounting to $380,753 and $137,963, for fiscal years 1998 and 1997, respectively, eligible for reimbursement under the FIPT. Under these agreements, the Company must prepay interest for 12 months based on the published prime rate at the time of funding. Also, at the time of funding the Company must prepay additional interest at a rate of 5% to a reserve account for months 13 through
18. If reimbursement from the FIPT takes more than 18 months, then interest must be prepaid on a quarterly basis at the rate of prime plus 3%. The Company is liable to ECA and Tier for any reimbursement denials. The Company must pay any denied reimbursements within 10 days of notification. The Company has outstanding balances of $137,963 and 113,113 with Tier and ECA, respectively.

         The Company continues to monitor the recent governmental activities in Florida with respect to changes in the FIPT, see Item 1. Description of Business - Governmental Regulation, above. As of March 31, 1998, the Company had claims submitted to the FIPT totaling $189,947 net of reserves.

         The Company intends to fund its current operations from a combination of cash on hand, cash generated from operations, potential new equity or a sale of assets. These sources of capital are expected to fund the Company's current operations through March 31, 1999. Management expects a return to profitability in Fiscal 1999. However, if the Company does not return to profitability, or absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

Item 7.  Financial Statements.

         The Company's audited consolidated financial statements immediately follow the signature page to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         During the fiscal year ended March 31, 1998 the Company's accounting firm was PricewatershouseCoopers. Subsequent to the year end, the Company elected to change accounting firms and retained DeCarlo and Associates as the Company's accountants. The Company later dismissed DeCarlo and Associates and retained Morrison, Brown, Argiz, and Company.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The directors and executive officers of the Company as of April 30, 1999 are as follows:


                                                                              In Office
         Name                  Age                  Position(s)                 Since
         ----                  ---                  -----------               ---------
Wendell R. Anderson             66      Director                                1994

Luis De la Cruz                 46      Director                                1996

Leon S. Eplan                   70      Director                                1993

Dr. Charles C. Evans            42      Chairman of the Board of Directors      1993
                                        Interim Chief Executive Officer         1998

Joseph F. Startari              51      Director                                1996

Business Experience:

         Wendell R. Anderson was appointed to the Board in 1994. He has been Of Counsel to the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd., based in Minnesota, since 1979. He also serves as a director of the following public companies: Fingerhut Corp. (since 1991), National City Bank Corporation (since
1981) and Turbodyne Technologies, Inc. (since 1996).

         Luis De la Cruz has been president and shareholder of De la Cruz & Cutler, P.A., a law firm in Coral Gables, Florida since 1990 . His principal areas of practice are real estate and commercial transactions. He has a BS degree in civil engineering and a JD degree from the University of Florida.

         Leon S. Eplan, who has been a member of the Board since April, 1993, heads Eplan Consulting, an Atlanta based firm providing client services in urban planning and revitalization, urban economic analysis, real estate development, and growth management. Mr. Eplan serves on the Audit Committee of the Board of Directors. In addition, he was formerly the Commissioner of Planning and Development of the City of Atlanta, where, among other duties, he was responsible for developing the program that guided the city's preparations for the 1996 Summer Olympic Games. He has also served as Director of the Graduate City Planning Program at the Georgia Institute of Technology.

         Dr. Charles C. Evans joined the Company as Chairman of the Board of Directors in January 1993. Until March 1995, Dr. Evans served as the President and Chief Executive Officer of the Company, and also as the President of Evans Environmental. Since 1986 and until March 1995 Dr. Evans had been continuously employed as President of one or more of Evans Environmental's subsidiaries. In February of 1998, Dr. Evans was appointed interim Chief Executive Officer of the Company, and in June of 1998, was appointed to Chief Executive Officer under a one year agreement.

         Joseph F. Startari is president, Chief Executive Officer and chairman of Biotechna Environmental Technologies Corporation, an environmental/biotechnology company, and president and Chief Executive Officer of Biotechna USA, Inc. a majority owned subsidiary. Mr. Startari joined the Biotechna group in December of 1995. Biotechna Environmental Technologies Corporation is a publicly owned reporting issuer in Alberta, Canada which does not trade publicly. Prior to joining Biotechna Mr. Startari worked a variety of positions for Olin Corporation from June of 1978 through December of 1995 in its Ordinance Division, a defense contractor. Mr. Startari was Vice President - Recovery Systems and Executive Vice President Olin Services, Inc. at the time he left Olin.

         Directors are elected annually at the Company's annual shareholders' meeting. Each director of the Company serves until his successor is elected and qualified or until the earlier of death, resignation, removal or disqualification of the director. The officers are elected annually by the directors.

Committees of the Board of Directors

         The Board of Directors has established a Compensation Committee, of which Mr. Wendell Anderson, Mr. Luis de la Cruz and Dr. Charles Evans are members. The functions of the Compensation Committee are to review and approve annual salaries and bonuses for all executive officers and review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, including the granting of stock options pursuant to the Company's stock option plans. The chairman of the Compensation Committee is Mr. De la Cruz.

         The Board of Directors has also established an Audit Committee of which Mr. Joseph F. Startari, Chairman, Mr. Leon Eplan, and Dr. Charles Evans are members. The functions of the Audit Committee are to oversee the Company's Chief Financial Officer, meet periodically with the Company's outside auditors, and generally be responsible for the Company's financial and accounting policies.

Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that, for the fiscal year ended March 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation.

         The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended March 31, 1998 and March 31, 1997 to the Company's Chief Executive Officer, the only employee whose aggregate compensation exceeded $100,000 for either of the two fiscal years.

------------------------------------------------------------------------------------------------------------------
                                             SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------
                                               Long-Term Compensation
                                               ----------------------
------------------------------------------------------------------------------------------------------------------
                          Annual Compensation                                               Awards
                          -------------------                                               ------
------------------------------------------------------------------------------------------------------------------
   Name and Principal             Year                   Salary                  Bonus              Securities
        Position                                                                                Underlying Options
------------------------------------------------------------------------------------------------------------------
   Enrique A. Tomeu,              1998                   $66,730                   0                     0
     President and Chief
     Executive Officer
------------------------------------------------------------------------------------------------------------------
   Enrique A. Tomeu,              1997                  $102,800                   0                     0
     President and Chief
     Executive Officer
------------------------------------------------------------------------------------------------------------------

Option Grants In Last Fiscal Year

         The person mentioned in the summary compensation table received no option grants in Fiscal Year 1998.

Compensation Arrangements

         Employment Agreement

         Enrique A. Tomeu was employed as the Chief Executive Officer and President of ECOS pursuant to a four year employment agreement dated as of July 8, 1996. As compensation thereunder, Mr. Tomeu was entitled to receive an annual salary of $150,000; a luxury automobile; a $900 per month non-accountable expense allowance; an expense account for business travel and other expenses; six weeks' paid vacation annually; health insurance for himself and his family; and a $3,000,000 life insurance policy on his life payable to his designees. In addition, Mr. Tomeu could have been entitled to a bonus based on the performance of the Company, at the discretion of the Board of Directors. Upon termination of his employment with the Company by virtue of his involuntary resignation, permanent disability (as defined in the agreement) or dismissal for other than cause (as defined in the agreement), Mr. Tomeu would have been entitled to convert any Series B Convertible Preferred Stock, which he then may have owned, to Common Stock as though the applicable earnouts had been earned. As a part of his employment agreement, Mr. Tomeu has agreed not to compete with the Company's business for a period of one year following his voluntary resignation or the termination of his employment for cause.

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

         In June of 1998, Dr. Evans' existing agreements were deferred in lieu of a one year agreement to serve as Chief Executive Officer of the Company. Pursuant to this agreement, Dr. Evans is to receive a salary of $100,000 per year, a car allowance of $600 per month, a performance based bonus of up to $15,000 per year, reimbursement for business travel and expenses an eight weeks paid vacation per year.

Compensation of Directors

         Each director who is not an executive officer or employee of the Company is entitled to a fee of $300 per meeting. Further, for serving on the Board of Directors, directors received mandatory stock option grants under the 1993 Stock Option Plan and are entitled to additional compensation duly authorized by the Board of Directors. The Board of Directors has temporarily postponed any further Compensation for directors subject to recommendation by the designated Compensation Committee.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Shareholders

         The following table sets forth certain information, as of April 30, 1999, regarding the Company's Common Stock owned of record or beneficially by
(i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock, (ii) each director and executive officer and (iii) all directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.

         In accordance with Rule 13d-3, promulgated under the Exchange Act, shares that are not outstanding but that are issuable upon exercise of outstanding options, warrants, rights or conversion privileges have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person owning such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person. As of April 30, 1999, there were 20,266,693 shares of Common Stock issued and outstanding.

                                               Common Stock                         Preferred Stock
                                               ------------                         ---------------
                                       Amount and Nature of                   Amount and Nature of
                                            Beneficial         % of                Beneficial        % of
       Name and Address                     Ownership         Class                Ownership         Class
       ----------------                --------------------   -----           --------------------   -----
Enrique A. Tomeu (1)                        1,900,000          7.59%
1000 Southern Blvd., Ste 300
West Palm Beach, Florida 33405

Michael Klein (2)                             827,723          3.30%               275,880           27.59%
100 Shoreline Highway, Ste A190
Mill Valley, California 94941

Strategica Capital Corporation (3)          2,540,196         10.14%                    --              --
1221 Brickell Avenue, Ste 2600
Miami, Florida 33131


                                               Common Stock                         Preferred Stock
                                               ------------                         ---------------
                                       Amount and Nature of                   Amount and Nature of
                                            Beneficial         % of                Beneficial        % of
       Name and Address                     Ownership         Class                Ownership         Class
       ----------------                --------------------   -----           --------------------   -----
Charles C. Evans (4)                          461,200          1.84%                    --              --
99 S.E. 5th St., 4th Flr.
Miami, Florida 33131

Leon S. Eplan (5)                              37,500             *                     --              --
55 Trinity Ave., S.W., Suite 1450
Atlanta, GA 30335

Wendell R. Anderson, Esq. (6)                  30,000             *                     --              --
720 Baker Building
Minneapolis, MN 55403

All Directors,  Executive Officers          3,256,423         13.00%               275,880           27.59%
and nominees as a Group
 (11 persons) (7)

--------------
*   Less than 1%.

(1) Does not include 122,277 shares of Common Stock owned of record by Mr. Tomeu's mother as to which shares Mr. Tomeu disclaims beneficial ownership.

(2) Includes 275,880 shares of convertible Preferred Stock which is convertible at 10 shares of common stock for each share of Preferred Stock. The conversion is based on an earn-out formula driven by company profitability.

(3) Includes (i) 175,500 shares of Common Stock issuable under currently exercisable warrants granted to a predecessor corporation and (ii) 761,731 shares of Series A Convertible Preferred Stock issuable under currently exercisable warrants. The shares of Series A Convertible Preferred Stock are convertible into 2,285,193 shares of Common Stock.

(4) Includes options to purchase 11,200 shares of Common Stock.

(5) Includes options to purchase 37,500 shares of Common Stock.

(6) Includes options to purchase 30,000 shares of Common Stock.

(7) Includes options to purchase 78,700 shares of Common Stock and 275,880 shares of convertible Preferred Stock.

Item 12. Certain Relationships and Related Transactions.

         In July, 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan. The balance of this note is $50,000 at March 31, 1998.

         On December 31, 1996 the Company borrowed $1,000,000 from a shareholder/director of the Company pursuant to a one year promissory note bearing interest at 14% per annum. For the first three months of the note, while the Company sought alternative long-term financing, the note was unsecured with interest only payable monthly. Commencing March, 1997, monthly payments of principal and interest were required until maturity in December, 1997, and the note was secured by all trade accounts receivable of the Company. This note was repaid on May 5, 1997 from proceeds of a $1,000,000 loan received from the father of the shareholder. This latter note was modified to a three month promissory note maturing on August 5, 1997, with monthly interest only payable at 12% per annum. The note was secured by all trade receivables of the Company. On September 23, 1997, the Company received a notice of its default on this note for nonpayment of principal and interest. The Company settled its default on this note for nonpayment of principal and interest, by delivering a $608,000 promissory note dated October 29, 1997 in favor of the shareholder's father, bearing interest at 12% per annum with quarterly principal and interest payments of $40,867, and agreeing to issue 2,666,667 shares of the Company's Common Stock. The new note and the agreement to issue stock extinguishes the $1,000,000 promissory note dated May 5, 1997. The balance of this note is $585,373 at March 31, 1998.

         In June 1996, ART acquired a used thermal desorption plant located at the Port of Los Angeles for a purchase price of $600,000. This equipment was acquired on behalf of the company by Mr. Sam Klein, the father of one of the company's directors and shareholders, pursuant to a demand note for $515,000 bearing interest at 12% per annum. This note was secured by the acquired plant. The outstanding balance as of March 31, 1997 was $515,000. On September 23, 1997 the note was declared in default for nonpayment of principal and interest. The obligations of this note were assumed by the acquirer of ART.

         In May, 1997, the Company borrowed $72,000 from the mother of a former director and shareholder of the Company. The loan is due upon demand and bears interest at 12% per annum. The balance of this loan is $72,000 at March 31, 1998.

         During 1997, the Company's remediation division had a note payable to an affiliated company under common ownership of the Company's chief executive officer for $303,000 with a 13.5% interest rate. Interest payable monthly and a balloon payment of the principal is due June, 1999. The balance of this note as of March 31, 1998 is $354,337 including accrued interest (see Note 21 - Subsequent Events for the mutual agreement between the Company and its chief executive officer to release the Company from its obligation in exchange for other consideration).

         On June 18, 1997, ART obtained a $500,000 promissory note from Sam Klein to fund its continuing operations. This note, bearing interest at 12% per annum, was due on June 18, 1998. The note was secured by all of the Common Stock of ART and was required to be repaid from expected proceeds from a $2,200,000 convertible equity offering the Company was pursuing. The convertible equity offering never materialized. On September 23, 1997 ART was notified that this $500,000 note was in default for nonpayment of interest. On October 23, 1997, Sam Klein sold the note to a third party. In settlement of all amounts owed under the note, the Company transferred all the common stock of ART to the holder of the note, thereby effectively disposing of ART and extinguishing the obligation.

         On October 23, 1997, the Company disposed of its remediation subsidiary American Remedial Technologies, Inc. ("ART") by transferring all of the Common Stock of ART to Messrs. Mark Patton, Fred Miller and Joe Torres Jr., the holders of a $500,000 promissory note owed by the Company in order to settle default on a note (see below). The Company originally purchased ART for $7,500,000.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits
     --------

3.1      Restated Articles of Incorporation, as amended.

3.2      Bylaws.

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

10.14 Agency Agreement between the Company and Clubb Capital Ltd dated July 8, 1996.

10.15 Asset Purchase Agreement between the Company, ABC Cable Products, Inc. and ICX International, Inc. dated April 3, 1996.

10.16    Promissory Note between the Company and Lisa L. Robbins dated May 1,
         1995.

10.17 Corporate Relations Agreement, dated August 13, 1996, between the Company and Corporate Relations Group, Inc.

10.18 The Company's 1996 Stock Option Plan, incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders held on October 18, 1996.

(b) Reports on Form 8-K
    -------------------

         Resignation of Raimundo Lopez Levi and David Langle
         Announcement of NASDAQ delisting
         Announcement of leave of absence of Tomeu

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ECOS Group, Inc.


                                             By: /S/ Charles C. Evans
                                                 -------------------------------
                                                 Charles C. Evans
                                                 Date: April 30, 1999

         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the dates indicated.

     Signature                          Title                      Date
     ---------                          -----                      ----

/S/ CHARLES C. EVANS                  Director                  April 30, 1999
------------------------
Dr. Charles C. Evans


/S/ WENDELL R. ANDERSON               Director                  April 30, 1999
------------------------
Wendell Anderson


/S/ LEON S. EPLAN                     Director                  April 30, 1999
------------------------
Leon S. Eplan


/S/LUIS DE LA CRUZ                    Director                  April 30, 1999
------------------------
Luis De la Cruz


/S/JOSEPH F. STARTARI                 Director                  April 30, 1999
------------------------
Joseph F. Startari

                                ECOS GROUP, INC.

                                ----------------

             REPORTS ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                              as of March 31, 1998
                 and for the years ended March 31, 1998 and 1997


                                ECOS GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Pages
                                                                          -----
Independent Auditor's Report                                    F-1(a) to F-1(b)

Financial Statements:
   Consolidated Balance Sheet                                               F-2
   Consolidated Statements of Operations                                    F-3
   Consolidated Statements of Cash Flows                             F-4 to F-5
   Consolidated Statements of Stockholders'
    Equity (Deficit)                                                        F-6
   Notes to Consolidated Financial Statements                       F-7 to F-28

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Ecos Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Ecos Group, Inc. and Subsidiary as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of operations and stockholders' equity (deficit) and cash flows for Ecos Group, Inc. and Subsidiary for the year ended March 31, 1997, were audited by other auditors whose report dated July 15, 1997 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecos Group, Inc. and Subsidiary as of March 31, 1998, and the results of their operations and their cash flows for the year ended March 31, 1998 in conformity with generally accepted accounting principles.




MORRISON, BROWN, ARGIZ & COMPANY
Certified Public Accountants
Miami, Florida
December 4, 1998

                                       F-1(a)

Report of Independent Accountants

To the Shareholders and Board of Directors
ECOS Group, Inc.

We have audited the accompanying consolidated balance sheet of ECOS Group, Inc. and subsidiaries (the "Company") as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ECOS Group, Inc. and subsidiaries as of March 31, 1997 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered significant losses for the year ended March 31, 1997 and at March 31, 1997, it had a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.




PricewaterhouseCoopers  LLP

Miami, Florida
July 15, 1997

                                     F-1(b)

                                ECOS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1998

ASSETS

CURRENT ASSETS
     Cash and equivalents (Note 2)                                          $     68,902
     Accounts receivable, net of allowance
          of $113,000                                                          1,018,456
     Notes receivable (Note 16)                                                   23,878
     Prepaid expenses & other assets                                              54,119
                                                                            ------------
                  TOTAL CURRENT ASSETS                                         1,165,355

Amounts due under state reimbursement program (Note 5)                           189,947
Property and equipment, net (Notes 2, 6)                                          69,429
Goodwill, net of accumulated amortization of $242,277 (Note 2)                   347,677
                                                                            ------------
                  TOTAL ASSETS                                              $  1,772,408
                                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                       $  1,145,206
     Accrued expenses (Note 7)                                                   630,589
     Current portion of related party notes payable (Note 10)                    573,841
     Notes payable (Note 8)                                                      283,202
                                                                            ------------
                  TOTAL CURRENT LIABILITIES                                    2,632,838

Long-term debt - related party notes payable, less current portion               487,869
                                                                            ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT (Note 12)
     Preferred stock ($.75 liquidation value):
           Series A; $.001 par value, 5,000,000 authorized,
                None issued and outstanding
           Series B convertible; $.001 par value,
                1,000,000 authorized, issued and outstanding                       1,000
     Common stock, $.012 par value; 75,000,000 authorized,
                       20,266,693 issued and outstanding                         243,199
     Additional paid in capital                                               16,592,898
     Accumulated deficit                                                     (18,185,396)
                                                                            ------------
                  TOTAL STOCKHOLDERS' DEFICIT                                 (1,348,299)
                                                                            ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                  $  1,772,408
                                                                            ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years ended March 31, 1998 and 1997

                                                             1998            1997
                                                          -----------    -----------
REVENUE
     Consulting services                                  $ 4,846,819    $ 5,902,771
                                                          -----------    -----------

COSTS OF CONSULTING SERVICES
     Direct labor and employee benefit costs                1,470,332      2,062,331
     Other direct costs and expenses                        1,309,736      1,325,469
                                                          -----------    -----------
         TOTAL DIRECT COSTS AND EXPENSES                    2,780,068      3,387,800
                                                          -----------    -----------

GROSS PROFIT                                                2,066,751      2,514,971
                                                          -----------    -----------

OTHER COSTS AND EXPENSES
     General, administrative and other operating costs      3,218,424      3,560,212
     Stock compensation expense for services                        -        505,334
     Reserve for restructuring                                      -        350,000
                                                          -----------    -----------
         TOTAL OTHER COSTS AND EXPENSES                     3,218,424      4,415,546
                                                          -----------    -----------

OPERATING LOSS                                             (1,151,673)    (1,900,575)
                                                          -----------    -----------

OTHER INCOME (EXPENSE)
     Interest, net                                           (131,243)      (106,536)
     Loss in value of marketable securities                         -       (200,000)
     Loss on disposal of marketable securities               (150,000)             -
     Gain on sale of laboratory assets                         40,000              -
     Other income (expense), net                               53,266         (5,020)
     Loss on disposal of fixed assets                        (336,938)             -
                                                          -----------    -----------
         TOTAL OTHER INCOME (EXPENSE)                        (524,915)      (311,556)
                                                          -----------    -----------

LOSS FROM CONTINUING OPERATIONS                            (1,676,588)    (2,212,131)

DISCONTINUED OPERATIONS
     Loss from discontinued operations, net of $0 taxes      (666,240)    (1,435,262)
     Gain (loss) on disposal, net of $0 taxes              (6,812,541)       509,037
                                                          -----------    -----------

LOSS BEFORE EXTRAORDINARY ITEMS                            (9,155,369)    (3,138,356)

EXTRAORDINARY ITEMS, net of $0 taxes (Note 18)                      -      1,225,964
                                                          -----------    -----------

NET LOSS                                                  $(9,155,369)   $(1,912,392)
                                                          ===========    ===========

BASIC LOSS PER COMMON SHARE:
     Continuing operations                                $      (.09)   $     (0.15)
                                                          -----------    -----------
     Discontinued operations                              $      (.40)   $     (0.07)
                                                          -----------    -----------
     Extraordinary items                                  $         -    $      0.09
                                                          -----------    -----------

         NET LOSS PER COMMON SHARE                        $      (.49)   $     (0.13)
                                                          ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years ended March 31,

                                                                                      1998           1997
                                                                                  -----------    -----------
OPERATING ACTIVITIES:
     Net loss                                                                     $(9,155,369)   $(1,912,392)
                                                                                  -----------    -----------
     Adjustments to reconcile net loss to
      net cash used by operating activities:
        Extraordinary items                                                                 -     (1,225,964)
        Depreciation & amortization                                                   601,924        865,719
        Gain on sale of laboratory assets                                             (40,000)             -
        Loss on sale/disposal of equipment                                            336,938         10,545
        Services paid with common stock                                                     -        505,334
     Increase (decrease) in provision for bad debts and potential loss on
            state reimbursement program                                              (146,393)       173,104
     Write down in marketable securities                                              150,000        200,000
     (Gain) loss from discontinued operations                                         314,364       (509,037)
     Write down of net assets of discontinued operations                            6,757,313              -
     Changes in operating assets & liabilities, net of effects from purchase of
        American Remedial Technologies, Inc.:
            Accounts receivable                                                         9,497       (412,504)
            Prepaid expenses & other                                                   67,196        333,634
            Amounts due under state reimbursement program                              17,143       (122,840)
            Other assets                                                                    -         21,655
            Accounts payable and accrued expenses                                     495,731       (423,910)
            Deferred revenues                                                               -        300,000
            Increase in related party notes                                            97,560              -
                                                                                  -----------    -----------
     Total adjustments                                                              8,661,273       (284,264)
                                                                                  -----------    -----------

     Net cash used by operating activities of:
        Continuing operations                                                         (86,992)    (2,196,656)
        Discontinued operations                                                      (407,104)             -
                                                                                  -----------    -----------

Net cash used by operating activities                                                (494,096)    (2,196,656)
                                                                                  -----------    -----------

Investing activities:
     Restricted cash                                                                    9,080        145,669
     Decrease in notes receivable                                                     266,122              -
     Purchases of equipment                                                           (11,573)      (497,806)
     Payments for purchase of American Remedial Technologies, Inc,
        net of cash acquired                                                                -     (5,983,677)
     Proceeds from sale of discontinued operations, net of expenses                         -      1,297,000
     Proceeds from sale of equipment                                                   11,518              -
                                                                                  -----------    -----------

Net cash provided by (used in) investing activities                                   275,147     (5,038,814)
                                                                                  -----------    -----------

                   The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              Years ended March 31,

                                                                                      1998           1997
                                                                                  -----------    -----------
Financing activities:
     Issuance of common stock                                                               -      8,100,000
     Proceeds from exercise of warrants/options                                           697        337,500
     Costs associated with issuance of stock                                                -       (797,014)
     Proceeds from notes payable                                                            -        562,860
     Proceeds from related party notes payable                                      1,144,000      1,645,000
     Payments on notes payable and capital lease obligations                         (259,000)    (1,496,215)
     Payments on related party notes payable                                       (1,047,626)      (845,000)
                                                                                  -----------    -----------

Net cash provided by (used in) financing activities                                  (161,931)     7,507,131
                                                                                  -----------    -----------

Net increase (decrease) in cash                                                      (380,880)       271,661
Cash, beginning of period                                                             449,782        178,121
                                                                                  -----------    -----------

Cash, end of period                                                               $    68,902    $   449,782
                                                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
        Interest                                                                  $   126,006    $   233,315
                                                                                  ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On July 8, 1996, the Company acquired 100% of the outstanding stock of American
Remedial Technologies, Inc. details of the acquisition are:
     Common stock issued                                                          $         -    $ 1,500,000
     Convertible preferred stock issued                                                     -              -
     Book value of assets acquired                                                          -      3,106,127
     Liabilities assumed                                                                    -      1,466,844

     Cash paid for acquisition                                                    $         -    $ 6,000,000
     Cost of acquisition                                                                    -         46,836
     Less cash acquired                                                                     -        (63,159)
                                                                                  -----------    -----------

       Net cash paid                                                              $         -    $ 5,983,677
                                                                                  ===========    ===========

On August 20, 1996, the Company issued 545,000 shares of common stock for services to be performed in connection with a public relations consulting
agreement. The stock and related cost of issuance was valued at:                  $         -    $   493,881
                                                                                  ===========    ===========

On October 29, 1997, the Company issued 2,666,667 shares of common stock to settle outstanding debt plus accrued interest in conjunction with the
disposition of a subsidiary. The stock was valued at:                             $   500,000    $         -
                                                                                  ===========    ===========

On March 5, 1998, the Company sold certain equipment in exchange for a promissory note and an executed service agreement for free lab services. The
note and lab services were valued at:                                             $    93,878    $         -
                                                                                  ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Years ended March 31, 1998 and 1997

                                                                                     Net Unrealized
                           Shares of   Shares of   Series B             Additional       Loss on
                            Common      Series B  Preferred   Common      Paid-in       Marketable   Accumulated
                             Stock     Preferred    Stock      Stock      capital       Securities     Deficit       Total
                           ---------   ---------  ---------   ------    ----------   --------------  -----------     -----
Balances 4/1/96            4,590,126               $    -    $ 55,082  $ 6,635,498       $      -   $ (7,117,635)   $  (427,055)
                         ------------------------------------------------------------------------------------------------------

Exercise of warrants         450,000           -        -       5,400      332,100                                      337,500

Issuance of stock in
 offering (net of
 placement costs)          9,000,000                          108,000    7,244,500                                    7,352,500

Issuance of stock for
 Acquisition of
 American Remedial
 Technologies, Inc.        3,000,000   1,000,000    1,000      36,000    1,463,000                                    1,500,000

Costs associated with
 issuance of stock                                                         (49,514)                                     (49,514)

Issuance of stock
 for services                557,500                            6,690      498,644                                      505,334

Change in market
 value of marketable
 securities                                                                               (10,000)                      (10,000)

Net loss                                                                                              (1,912,392)    (1,912,392)
                          -----------------------------------------------------------------------------------------------------
Balances 3/31/97          17,597,626   1,000,000    1,000     211,172   16,124,228        (10,000)    (9,030,027)     7,296,373
                          -----------------------------------------------------------------------------------------------------

Issuance of Stock
 (conversion of debt)      2,666,667                           32,000      468,000                                      500,000

Options exercised              2,400                               27          670                                          697

Write-off marketable
 securities                                                                                10,000                        10,000

Net Loss                                                                                              (9,155,369)    (9,155,369)
                          -----------------------------------------------------------------------------------------------------
Balances 3/31/98          20,266,693   1,000,000   $1,000    $243,199  $16,592,898       $      -   $(18,185,396)   $(1,348,299)
                          -----------------------------------------------------------------------------------------------------

                   The accompanying notes are an integral part of these consolidated financial statements

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Organization

     Ecos Group, Inc. ("The Company") is engaged, through its wholly-owned subsidiary, Evans Environmental and Geological Science and Management, Inc., in environmental consulting and other environmental related services. Prior to the sale of American Remedial Technologies, Inc. on October 22, 1997, the Company provided soil remediation services. Until April 3, 1996, the Company was also engaged in the production and sale of cable products ("The Cable Products Division").

     The Company changed its name to ECOS Group, Inc. ("ECOS") (f/k/a Evans Environmental Corporation, Inc.) effective October 25, 1996 pursuant to a majority vote at its annual meeting of shareholders held on October 18, 1996. ECOS Group, Inc. is a Colorado corporation with its principal office in Miami, Florida.

2.   Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated.

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

     Marketable Securities

     The Company classified its investments in marketable securities as available-for-sale and reported them at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. As of March 31, 1997, the Company had

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Significant Accounting Policies (Continued)

     classified as available for sale investments with an original cost of $350,000. During fiscal year ending March 31, 1997, the Company recorded a write down of $200,000 for one of its marketable securities as it deemed a decline in market value below its cost to be other than temporary. During fiscal year ending March 31, 1998, one of the Company's two marketable securities investments sustained a permanent decline in market value below the cost of $75,000. Consequently, the Company has reflected the decline in market value in current operations. The other marketable securities investments consisted of securities in Dawson Science. During the fiscal year March 31, 1998, the Company attempted to sell the securities and was informed by the transfer agent that the share certificates had been reported lost by one of Dawson Science's directors. While the Company has sought legal counsel, the Company believes that pursuing further legal action would prove cost prohibitive. Therefore, the Company's investment in Dawson Science of $75,000 was written off and reflected in current operations.

     Property and Equipment

     Property and equipment are recorded at cost and are depreciated using the straight line method over the estimated useful lives of the assets for financial reporting purposes. New useful lives for machinery and equipment were established effective April 1, 1998 that, in the Company's opinion, more appropriately reflect the Company's financial results by better allocating costs of new property over the estimated useful lives of these assets. As a result of this change in accounting estimate, there was no effect on the Company's net loss for the year ended March 31, 1998.

     The following estimated useful lives are used for financial statement purposes:

         Machinery and equipment     3 years
         Automobiles                 5 years
         Furniture and fixtures      3 years
         Leasehold improvements      Lesser of 15 years or the term of the lease

     Goodwill

     Goodwill represents the excess of cost over the fair value of assets acquired and is amortized on a straight line basis over fourteen years.

     The Company periodically reviews the carrying value of goodwill in relation to current and expected operating results of the businesses which benefit therefrom in order to assess whether there has been a permanent impairment of goodwill.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Significant Accounting Policies (Continued)

     Goodwill (Continued)

     In connection with the Company's periodic review, the consulting division's closing of certain offices, and its disposition of certain operations during the 1998 fiscal year, the Company wrote off approximately $5,863,000 of goodwill during the year ended March 31, 1998. (See Note 17 - Discontinued Operations).

     Revenue Recognition

     Consulting revenue is recognized as services are performed.

     Soil remediation revenues were recognized as soil is processed. The Company's soil remediation division was disposed of during October, 1997. (See Note 17 - Discontinued Operations).

     Year 2000 Systems Costs

     The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. The Company is in the process of evaluating the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. Anticipated costs for system modifications will be expensed as incurred and are not expected to have a material impact on the Company's consolidated results of operations. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with whom it conducts business.

     Income Taxes

     The Company utilizes the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of asset and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

     Net Income per Share

     The Company computes net income per share in accordance with the provisions of SFAS No. 128, "Earnings per Share". Net income per share is based upon the weighted average number of common shares outstanding and excludes the effect of dilutive potential common stock from the exercise of stock options. Net income per share, assuming dilution, includes the effect of dilutive potential common stock from the exercise of stock options using the treasury stock method. Net income per share computations are based on the weighted average common shares outstanding of 18,717,508 and 14,212,468 for the years ended March 31, 1998 and 1997, respectively. Potential common shares have not been included in the weighted average common shares outstanding as they are anti-dilutive for all periods presented.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Significant Accounting Policies (Continued)

     Discontinued Operations

     During fiscal March 31, 1998, certain wholly-owned subsidiaries ceased operations and disposed of all operating assets. As such, the Company has treated these subsidiaries as discontinued operations for all periods presented. (See Note 17 - Discontinued Operations).

     During April, 1996, ABC Cable Products, Inc., a wholly-owned subsidiary, ceased operations and disposed of all of its operating assets. As such, the Company has treated the Cable Products Division as discontinued operations for all periods presented. (See Note 17 - Discontinued Operations).

     Relocation of Corporate Offices

     In December, 1997, the Company relocated its corporate offices in West Palm Beach and consolidated its operations with Evans Environmental and Geological Sciences and Management, Inc. in Miami, Florida. The Company wrote off $146,543 in leasehold improvements and software development costs as a result of the closure.

     Customers and Client Base

     The majority of the Company's customers are located in Florida.

     For the fiscal year ended March 31, 1998, two of the Company's customers combined represented 11% of the Company's revenues and 13% of the Company's accounts receivable. For the fiscal year ended March 31, 1998, five major customers accounted for 42% of the Environmental Consulting Division sales. For the fiscal year ended March 31, 1997, four customers accounted for 44% of the Environmental Consulting Division sales and eight customers accounted for 60% of the Soil Remedial Division sales.

     Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of clients comprising the Company's client base and their diverse industries. However, as of March 31, 1998 and 1997, the Company had $189,947 and $650,158, respectively, of long term receivables outstanding under the State of Florida Inland Protection Trust Fund program (the "FIPT"). As of March 31, 1997, two customers comprised approximately 33% of net trade receivable for the Remedial Division.

     The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific clients, historical trends and other information.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Significant Accounting Policies (Continued)

     New Accounting Pronouncements

     During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both are effective for fiscal years beginning after December 15, 1997. Management is currently studying the impact the new standards will have on its financial statement disclosures.

     Reclassifications

     Certain amounts previously reported have been reclassified in the 1997 financial statements to conform to the 1998 financial statement presentation.

3.   Going Concern

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant net losses for the years ended March 31, 1998 and 1997 and currently has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has developed a plan that will include, but is not limited to, the following actions to fund its working capital requirements and raise capital to achieve its growth:

     1. Continued limited support of funds from related parties as discussed herein.

     2. Continue cost reduction measures in the consulting division.

     3. Sale of its Soil Remediation Division which contributed in a large part to the Company operating losses during the years ended March 31, 1998 and 1997.

     Management is implementing its plans. These measures, if successful, are expected to result in an improved working capital position for the year ended March 31, 1999. However, actual results may differ from management's plans.

4.   Acquisition of American Remedial Technologies, Inc.

     On July 8, 1996, the Company acquired all the outstanding stock of American Remedial Technologies, Inc ("ART"). During this period, ART operated a soil remediation facility in Lynwood, California, a natural outgrowth of its current environmental consulting and remediation activities. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities, based on their respective fair values. The excess (approximately $5,900,000) of the purchase price over the fair values of assets acquired was recorded as goodwill and was being amortized over 15 years on a straight line basis. As a result of the sale of ART, the goodwill was written-off during 1998. (See
     Note 17 - Discontinued Operations).

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Acquisition of American Remedial Technologies, Inc. (Continued)

     The purchase price of ART consisted of a cash payment of $6,000,000, the issuance of 3,000,000 shares of unregistered Common Stock, of which 272,277 shares were subsequently registered, and the issuance of 1,000,000 shares of Series B Convertible Preferred Stock. The Series B Convertible Preferred Stock is convertible, subject to an earn-out formula, into a maximum of 10,000,000 shares of Common Stock. The Series B Convertible Preferred Stock, $.001 par value per share (the "Series B"), is not entitled to receive any dividends and has a liquidation value of $.75 per share. The holders of the Series B are entitled to elect six members to the Company's Board of Directors. ART's President, Mr. Enrique A. Tomeu, became the Chief Executive Officer of the Company. Only the par value was assigned to the Series B shares issued in connection with the ART acquisition.

     The purchase price was principally funded from a contemporaneous, Regulation S stock offering by the Company as herein discussed. (See Note 12 - Stockholders' Equity).

     On October 23, 1997, ART was sold in exchange for the satisfaction of debt and other consideration. (See Note 17 - Discontinued Operations).

5.   State Reimbursement Program Receivables

     The Company continues to monitor governmental activities in Florida with respect to changes in the FIPT, which provides for the remediation of contamination related to the storage of petroleum and petroleum products. The State of Florida ceased the processing of applications for new work under the Petroleum Contamination Reimbursement Program under the FIPT with limited exceptions for certain active sites. In its place, the State of Florida has implemented, under the FIPT, a prioritized Petroleum Cleanup Program based upon a pre-approved scope of work and costs.

     The FIPT has begun payment of claims under a bond program that discounts the amount due by 3.5% for each year the payment exceeds the potential time frame without the bond program. Under this formula, the FIPT is paying the newest claims first to maximize the effect of the discount. The Company received payment for certain funded receivables. Currently, the Company is not aware of when future payments will be forthcoming.

     As of March 31, 1998, the Company had claims submitted to the FIPT, under the prior program, totaling $189,947, net of reserves of approximately $103,000. During the year ended March 31, 1998, the Company provided reserves for potential unallowed claims, present value discounts on long term receivables, and actual denials approximating $71,000.

     Certain submitted claims have been financed under certain master funding and subcontractor finance agreements. (See Note 8 - Notes Payable).

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Property and Equipment

     Property and equipment at March 31, 1998 consists of the following:

     Computers and equipment                              $  68,451
     Automobiles                                            105,237
     Furniture & fixtures                                     2,454
     Leasehold improvements                                   4,200
                                                          ---------

                                                            180,342

     Less accumulated depreciation and amortization         110,913
                                                          ---------
                                                          $  69,429
                                                          =========

     Depreciation and amortization of property and equipment approximated $166,000 and $167,000 for the years ended March 31, 1998 and 1997, respectively.

7.   Accrued Expenses

     Accrued expenses at March 31, 1998 consist of the following:

     Compensation and employee benefits                   $ 169,289
     Self insurance reserve                                 100,000
     Interest                                                44,725
     Professional fees                                       64,000
     Local and payroll taxes                                 39,144
     Restructuring reserve                                   63,943
     Other                                                  149,488
                                                          ---------
                                                          $ 630,589
                                                          =========

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Notes Payable

     Notes payable at March 31, 1998 consisted of the following:

     Subcontractor finance agreements with recourse, Tier, Inc., collateralized by specific receivables in connection with
     the FIPT, with interest at prime (8.5% as of March 31, 1998)
     per annum for 12 months, 5% per annum for the following 6
     months and 3% over prime thereafter. The notes will be
     deemed paid upon the lenders receipt of funds from the FIPT.      $ 137,963

     Subcontractor finance agreements with recourse,
     Environmental Corporation of America, Inc., collateralized by specific receivables in connection with the FIPT, with
     interest at prime (8.5% as of March 31, 1998) per annum for
     12 months, 5% per annum for the following 6 months and 3%
     over prime thereafter. The notes will be deemed paid upon
     the lenders receipt of funds from the FIPT.                         113,114

     Note payable, resulting from the settlement of a claim with a customer, non-interest bearing, payable in monthly
     installments of $3,000 through February, 1999.                       32,125
                                                                       ---------

                                              Total (all current)      $ 283,202
                                                                       =========

     The Company sold receivables, which for financial reporting purposes have been reported as a borrowing transaction, aggregating $251,077 at March 31, 1998, eligible for reimbursement under the FIPT. The Company also entered into subcontractor finance agreements with Environmental Corporation of America, Inc. ("ECA") and Tier Environmental Services, Inc. ("Tier"). Under these agreements, ECA and Tier have funded $113,114 and $137,963, respectively, of receivables eligible for reimbursement under the FIPT. Under these agreements, the Company must prepay interest for 12 months based on the prime rate at the time of funding. Also, at the time of funding, the Company must prepay additional interest at a rate of 5% to a reserve account for months 13 through 18. If reimbursement from the FIPT takes more than 18 months, then interest must be prepaid on a quarterly basis at the rate of prime plus 3%. The Company is liable to ECA and Tier for any reimbursement denials. The Company must pay any denied reimbursements within 10 days of notification. (See Note 5 - State Reimbursement Program).

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Commitments and Contingencies

     Rental

     The Company leases certain office equipment, transportation equipment and office space under operating leases which expire on various dates through the fiscal year 2002. Many of these lease agreements contain annual rent increases.

     Future minimum annual rental payments are as follows:

                 Year ending March 31,
                 ---------------------
                           1999                        $ 270,404
                           2000                          205,312
                           2001                           29,075
                           2002                            4,793
                                                       ---------
                           Total                       $ 509,584
                                                       =========

     Total rental expense incurred approximated $302,000 and $308,000 for the years ended March 31, 1998 and 1997, respectively.

     Employment Agreement

     The Company's Chief Executive Officer and President was employed pursuant to a four year employment agreement dated July 8, 1996. The agreement provided for an annual salary of $150,000, expense allowance for business use and travel, incentive compensation, life insurance and disability benefits. On November 17, 1998, the Officer's employment was terminated in exchange for valuable consideration received by the Company. (See Note 21 - Subsequent Events).

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Commitments and Contingencies (Continued)

     Contingent Liability

     The Company has been involved in various discussions with a former private senior lender to the Company. The purpose of these discussions has been to settle all outstanding differences between the former lender and the Company regarding a variety of matters including, without limitation, the exercise price of the former lender's outstanding warrants, amounts claimed to be owed to the former lender for legal and financial advisory fees, shares claimed to be owed to the former lender for the loan of funds and services rendered, and claimed rights to additional shares of the Company's stock. Although all cash amounts owed to the former lender for principal and interest were paid in full in July, 1996, the former lender has continued to make further demands on the Company, as well as asserting enforceability of claimed agreements. Although the Company has rejected the validity of all such claims, it has agreed to reach an accommodation with the former lender on some of these claims solely for the purpose of reaching a definitive settlement of all outstanding differences. To date, the former lender has not agreed to any settlement. The Company, is unable to foresee the ultimate outcome of this matter.

     NASDAQ Delisting

     The Company shares were delisted from the NASDAQ Small Cap Market effective January 2, 1998. The Company did not meet NASDAQ requirements for total capital and surplus of $2,000,000. The Company's plan for maintaining compliance with NASDAQ listing requirements was rejected and the Company received notification of delisting December 17, 1997.

     Litigation

     The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position or the results of operations of the Company.

10.  Related Party Transactions

     Debt

     In July, 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan. The balance of this note is $50,000 at March 31, 1998.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Related Party Transactions (Continued)

     Debt (Continued)

     During 1997, the Company's remediation division had a note payable to an affiliated company under common ownership of the Company's chief executive officer for $303,000 with a 13.5% interest rate. Interest is payable monthly and a balloon payment of the principal is due June, 1999. The balance of this note as of March 31, 1998 is $354,337 including accrued interest. (See Note 21 - Subsequent Events for the mutual agreement between the Company and its chief executive officer to release the Company from its obligation in exchange for other consideration).

     On December 31, 1996, the Company borrowed $1,000,000 from a shareholder/director of the Company pursuant to a one year promissory note bearing interest at 14% per annum. For the first three months of the note, while the Company sought alternative long-term financing, the note was unsecured with interest only payable monthly. Commencing March, 1997, monthly payments of principal and interest were required until maturity in December, 1997, and the note was secured by all trade accounts receivable of the Company. This note was repaid on May 5, 1997 from proceeds of a $1,000,000 loan received from the father of the shareholder. This latter note was modified to a three month promissory note maturing on August 5, 1997, with monthly interest only payable at 12% per annum. The note was secured by all trade receivables of the Company. On September 23, 1997, the Company received a notice of its default on this note for nonpayment of principal and interest. The Company settled its default on this note by delivering a $608,000 promissory note dated October 29, 1997 in favor of the shareholder's father, bearing interest at 12% per annum with quarterly principal and interest payments of $40,867, and agreeing to issue 2,666,667 shares of the Company's Common Stock. The new note and the agreement to issue stock extinguishes the $1,000,000 promissory note dated May 5, 1997. The balance of this note is $585,373 at March 31, 1998.

     In May, 1997, the Company borrowed $72,000 from the mother of a former director and shareholder of the Company. The loan is due upon demand and bears interest at 12% per annum. The balance of this loan is $72,000 at March 31, 1998.

     The aggregate maturities of related party notes payable are as follows:

     Years ended March 31,
           1999                                     $   573,841
           2000                                         109,741
           2001                                         123,514
           2002                                         139,017
           2003                                         115,597
                                                    -----------
                                                    $ 1,061,710
                                                    ===========

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Related Party Transactions (Continued)

     Settlements of Debt in Exchange for Stock

     During October, 1997, the Company agreed to convert certain debt outstanding to equity securities of the Company. The debt outstanding was originally payable to the father of one of the Company's major stockholders. This transaction resulted in a gain, net of expenses of $25,461.

11.  Income Taxes

     The Company utilizes the liability method of accounting for deferred income taxes. There was no provision for income taxes due to operating losses. The significant components of the deferred taxes as of March 31, 1998 were as follows:

         Deferred tax assets:
                 Bad debt reserves                                 $     40,000
                 Other reserves                                          22,000
                 Accrued expenses                                        35,000
                 Federal net operating and
                  capital loss carryforward                           5,235,000
                 Valuation allowance                                 (5,318,000)
                                                                   ------------

                                                                   $     14,000
                                                                   ============
         Deferred tax liabilities:
                 Property and equipment                            $     14,000
                                                                   ============

     The Company experienced a change in ownership, as defined by Internal Revenue Code Section 382, related to the issuance of shares of stock in connection with the acquisition of ART in July, 1996. The changes in ownership resulted in annual limitations on the amount of net operating losses that can be utilized which were incurred prior to such ownership changes.

     At March 31, 1997, the Company had available approximately $3,144,000 of "pre-change in ownership" net operating losses which are allowable after application of the Section 382 limitation, as well as "post-change in ownership" net operating and capital losses of approximately $11,557,000 (after considering the settlement with the Internal Revenue Service). These net operating losses begin to expire in the year 2007. The Company's ability to utilize these losses must be deferred until after the Company has recognized taxable income sufficient to generate taxes at least equal to the compromised payroll taxes as discussed in Note 18 - Settlement of Delinquent Payroll Taxes.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income Taxes (Continued)

     The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Due to the payroll tax issue discussed in Note 18 and the history of operating losses, it is management's belief that it is more likely than not that the deferred tax asset will not be realized; and accordingly, the Company has established a valuation allowance against deferred tax assets of $5,318,000 at March 31, 1998. The change in the valuation allowance during the year ending March 31, 1998 relates principally to the current year net operating and capital losses.

12.  Stockholders' Equity

     Common Stock

     On July 8, 1996, the Company completed a Regulation S stock offering. The offering involved a sale of 9,000,000 shares of Common Stock at an offering price of $.90 per share generating gross proceeds to the Company of $8,100,000. The offshore placement agent (the "Placement Agent") handling the offering entered into an agency agreement which provided for a cash management and selling fee aggregating $607,500, or 7.5% of the gross proceeds. In addition, the Placement Agent received broker warrants to purchase 630,000 shares of Common Stock, exercisable at $1.00 per share until July 8, 1998 and was reimbursed for out-of-pocket expenses of approximately $140,000. Thus, net cash proceeds of the Company including other offering costs of approximately $58,000 in connection with this offering were approximately $7,294,500. The majority of the net proceeds received from this offering were utilized for the acquisition of ART and repayment of debt under an existing line of credit.

     On August 13, 1996, the Company entered into a five year Lead Generation/Corporate Relations Agreement with a public relations company, which was retained to provide certain corporate relations services. As payment for these corporate relations services, the Company issued to the public relations company 545,000 shares of Common Stock valued at fair market value of approximately $494,000 inclusive of related cost. Additionally, the Company has issued warrants to purchase Common Stock as follows: (i) 300,000 shares at the exercise price of $2.00 per share, exercisable within one year from August 13, 1997, (ii) 150,000 shares at $2.50 per share, exercisable within two years from August 13, 1996; and
     (iii) 150, 000 shares at $2.70 per share, exercisable three years from August 13, 1996. The Company had registered all of the above shares for resale by the public relations company. Notwithstanding the above, the public relations company has agreed to return 47,000 shares to the Company if by the end of the five year term of the agreement, the price of the Company's shares, as traded on NASDAQ, has not traded at or above $4.50 per share for any period of ten consecutive days. The company recorded a non-cash charge to earnings of approximately $494,000 for the foregoing agreement in the fourth quarter of fiscal year 1997, the period in which services commenced.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Stockholders' Equity (Continued)

     Common Stock (Continued)

     At the Annual Meeting of Shareholders held on October 18, 1996, the majority of shareholders voted to approve to increase the number of authorized shares of common stock to 75,000,000.

     During the year ended March 31, 1997, warrants were exercised for 450,000 shares of Common Stock for total proceeds of $337,500.

     On October 29, 1997, the Company issued 2,666,667 shares of common stock in exchange of an outstanding debt of $464,000 plus accrued interest in conjunction with the disposal of American Remedial Technologies, Inc. (see
     Note 17 - Discontinued Operations). The shares were issued to Sam W. Klein, the father of a shareholder/director of the Company. As a result, the Company recorded a gain of $25,641. The total exchange price was $525,461. As of March 31, 1998, the Company has not registered these shares with the U.S. Securities and Exchange Commission. However, the Company does intend to register these shares once it becomes current in its financial reporting with the SEC and when the registering no longer presents an undue financial burden on the Company. (See Note 10 - Related Party Transactions)

     During the year ended March 31, 1998, options were exercised for 2,400 shares of Common Stock for total proceeds of $697.

     Series A Preferred Stock

     The Series A Convertible Preferred Stock (the "Series A"), is entitled to receive cumulative preferential dividends at the rate of $.0512 per share, per annum, payable either in cash or in common stock of the Company. Each share of the Series A non-voting, preferred stock is convertible into five shares of the Company's common stock. The Series A contains certain liquidation rights in the event of any liquidation, dissolution or winding up of the Company. The liquidation value is $.75 per share of Series A, plus any accrued and unpaid dividends. The Company may redeem the Series A Preferred Stock at a price of $.75 per share, in whole or in part, at any time commencing two years after its issuance. The Company's Series A stockholders have preference over Series B and common stockholders in dividends and liquidation rights. At March 31, 1998 and 1997, respectively, there were no Series A preferred shares issued or outstanding.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Stockholders' Equity (Continued)

     Earnings per Share

                                          For the Year Ended March 31, 1998            For the Year Ended March 31, 1997
                                       -----------------------------------------   ----------------------------------------
                                         Income        Shares        Per-Share        Income       Shares       Per-Share
                                         Amount      (Numerator)   (Denominator)      Amount     (Numerator)  (Denominator)
     Loss before discontinued
       operations and extraordinary
       item                            $(1,676,588)                                $(2,212,131)
     Less: Preferred stock dividends             -                                           -
                                       -----------                                 -----------

     Basic EPS
       Loss allocable to common
         stockholders                  $(1,676,588)   18,717,508      $  (.09)     $(2,212,131)   14,212,468     $  (.15)
                                       ===========    ==========      ========     ===========    ==========     =======

     Securities which could potentially dilute basic EPS in the future were not included in the computation of diluted EPS as they are anti-dilutive for all periods presented. The securities consist of the following:

                                                         March 31, 1998                           March 31, 1997
                                                -----------------------------------    -----------------------------------
                                                Price Per-Share        Shares           Price Per-Share       Shares
                                                ---------------     ---------------    ----------------    ---------------
     Potentially issuable common
     shares from the exercise of:
         Warrants and options                      $.29-$10.50         3,911,443          $.29 - $10.50        4,142,693
         Employee stock options                          $1.25           868,208                  $1.00          877,083
         Series B convertible preferred stock               (1)       10,000,000                     (1)      10,000,000

(1) Series B Convertible Preferred Stock price per-share is subject to an earn-out formula.

Series B Preferred Stock

The Series B Convertible Preferred Stock (the "Series B") is not entitled to receive any dividends and has a liquidation value of $.75 per share. The Company's Series A stockholders shall rank senior to the Company's Series B stockholders of any liquidation. At March 31, 1998 and 1997, respectively, there were no Series A preferred shares issued or outstanding. Series B stockholders have preference over common stockholders in liquidation rights. The holders of the Series B, except as provided by law, are not entitled to vote upon any matters relating to the business or affairs of the Company except with respect to the election of six directors to the Company's Board of Directors, such directors designated as Series B Directors. The Series B Stock is convertible, subject to an earn-out formula, into a maximum of 10,000,000 shares of common stock. All of the Series B Stock shall automatically expire and be canceled if not converted before March 31, 2000.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Warrants and Options

     Warrants and options outstanding to purchase common stock of the Company at March 31, 1998 consist of the following:

                                                                          Expir-                            Common
                                                        Issue             ation          Exercise           Stock
                                                         Date              Date            Price           Issuable
                                                        ------           -------         --------         ---------
         Issued in connection with:
           Consulting agreement                         Jun 93            Jun 98           $10.50            75,000
           Line of credit                               Jul 94            Jan 02            $2.70           175,000
           Line of credit and
            consulting agreement                        Apr 95            Jan 02              (1)         2,285,193
           Consulting agreement                         Jun 95            Jun 98            $0.29             6,250
           Consulting agreement                         Nov 95            Nov 98            $0.29            15,000
           Consulting agreement                         Dec 95            Dec 99            $1.00            50,000
           Management agreement                         Jul 96            Jun 98            $1.37            75,000
           Placement agency agreement                   Jul 96            Jul 98            $1.00           630,000
           Corporate relations agreement (2)                             Aug 97-           $2.00-
                                                        Aug 96            Aug 99            $2.70           600,000
                                                                                                          ---------
                                                                                                          3,911,443
                                                                                                          =========

(1) Warrants are to purchase 761,731 shares of Series A preferred stock. The Series A preferred stock are convertible into 2,285,193 shares of common stock. The exercise price is constantly reset to the 10 day prior trading average price of the Company's common stock up to a maximum exercise price of $2.70 for each share of underlying common stock.

(2) See Note 12 - Stockholders' Equity.

14.  Stock Option Plans

     The Company has a stock option plan (the "1993 Stock Option Plan") under which the Compensation Committee of the Board of Directors has the authority to grant incentive stock options and non-qualified stock options to employees (including directors and executive officers) of the Company or its subsidiaries.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Stock Option Plans (Continued)

     On August 15, 1996, the Company established a new stock option plan (the "1996 Stock Option Plan") for directors, officers and key employees which provides for non-qualified and incentive options. The 1996 stock option plan provides for the granting of options of up to 2,000,000 shares of the Company's common stock. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at date of grant. The options shall expire not more than 20 years from date of grant and are exercisable over the period stated in each option. In November, 1996, 225,000 options covered by this Plan were granted to three key employees at an exercise price of $1.31, with a two year expiration date.

     Other Stock Options

     Outside of the 1993 Stock Option Plan, the Company has also issued an aggregate 8,125 options to certain senior and middle management personnel at an exercise price of $0.88 per share. All said options expired unused in June, 1998.

     Additionally, in June, 1996 the Company issued an aggregate of 550,000 options to certain officers, consultants and directors. These options had expired unused in June, 1998.

     The following table reflects the 1993 and 1996 Plans' option activity for the years ended March 31, 1998 and 1997:

                                                                 Weighted                        Weighted
                                                                  Average                         Average
                                                                 Exercise                        Exercise
                                                     1998          Price             1997          Price
                                                  ----------    ----------        ----------    ----------
     Options outstanding at
      beginning of year                              877,083    $     1.21            95,233    $      .41
     Granted                                            -                -           791,250          1.34
     Exercised                                         2,400           .29                 -             -
     Expired                                           6,475          1.00             9,400          0.67
                                                  ----------    ----------        ----------    ----------
     Options outstanding at
      end of year                                    868,208          1.25           877,083          1.21
                                                  ----------    ----------        ----------    ----------
     Options exercisable at
      end of year                                    868,208    $     1.25           877,083    $     1.21
                                                  ==========    ==========        ==========    ==========
     Price range of options
      outstanding at end of year                  $1.38-$.29             -        9.75-$0.29             -
     Weighted-average remaining
      contractual life of options outstanding        2 Years             -           3 Years             -
     Options available for future
      grants at end of year                        1,225,000    $        -         1,225,000    $        -
                                                  ==========    ==========        ==========    ==========
     Weighted-average fair value
      of options granted                             868,208    $      .18           877,083    $     1.00
                                                  ==========    ==========        ==========    ==========

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Stock Option Plans (Continued)

     The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the stock option.

     Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been (decreased) increased by approximately $(812,000) and $877,000 in 1998 and 1997, respectively. The weighted average fair value of the options granted during 1998 and 1997 was estimated using the Black-Scholes option pricing model using the following assumptions:

                                                  1998          1997
                                                  ----          ----

     Risk-free interest rate                       5.5%         6.65%
     Expected life (years)                           2             3
     Expected volatility                            35%          147%
     Expected dividends                           None          None

15. Reserve for Restructuring

     During the first quarter of fiscal year 1997, the Company recorded a special charge of $350,000 for the restructuring of its operations and integration with ART, which was acquired in July, 1996. These costs included accruals for severance pay, real and personal property lease terminations, relocation costs for certain offices and other costs associated with the streamlining of operations and administrative functions. As of March 31, 1998, approximately $64,000 of the charge has not yet been utilized.

16. Sale of Laboratory Assets

     On June 6, 1997, the Company sold to an unrelated company, its secured claim to all assets from a previously disposed wet chemistry laboratory operation for total consideration of $110,000. The company subsequently filed under Chapter 11 and defaulted on the note. The Company reclaimed the equipment securing the note from the bankruptcy court. On March 5, 1998, the equipment was resold to an unrelated company for a total consideration of $93,878. The total sales price is payable by a promissory note in the principal amount of $23,878, which note bears interest at 9% per annum payable in equal monthly installments over 12 months from the closing date and an executed service agreement for free lab services valued at $70,000. The note and service agreement are secured by the assets acquired.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Discontinued Operations

     Sale of Cable Products Division

     On April 3, 1996, ABC Cable Products, Inc. ("ABC"), a wholly-owned subsidiary, ceased operations and sold all of its operating assets for an aggregate of $550,000 in cash and a promissory note in the amount of $1,000,000. In addition, at closing, the purchaser assumed certain liabilities of ABC aggregating $595,049. The promissory note, which is fully collateralized by certain irrevocable letters of credit, had payment dates of July 1, 1996 ($500,000), March 5, 1997 ($250,000) and September 5,
     1997 ($250,000). As of March 31, 1998, the balance of the note was collected in full. Operating income relating to its cable products division included in the March 31, 1997 consolidated financial statements and included in "Loss from discontinued operations," in the consolidated statements of operations amounted to $53,802.

     In April, 1996, the Company recorded a gain of approximately $510,000, net of costs associated with the transaction, on the sale of its cable products division.

     Merger of a Certain Subsidiary's Operations with Parent Company

     On October 29, 1993, pursuant to a share exchange, the Company acquired 100% of the capital stock ("ECI Shares") of Enviropact Consultants, Inc. ("ECI"). ECI was formed by Enviropact, Inc. (the "Debtor"), which had filed a petition pursuant to Title 11, as amended, of the United States Code.

     The transaction was treated as an acquisition, utilizing the purchase method, with the investment in ECI of approximately $2,756,000, consisting of the shares and other cash and non-cash consideration, allocated to assets and liabilities of ECI based on their estimated fair value as of October 29, 1993, the date of acquisition. The cost, in excess of net assets acquired, was approximately $1,765,000 and was being amortized on a straight-line basis over 14 years. See Note 2 - Significant Accounting Policies, for a further discussion of goodwill.

     In late 1997, the Company began winding down the operations of ECI and reduced ECI's labor force to three employees. In addition, a decision was made by the Company to merge the operations of ECI with that of the Parent. Consequently, a $365,000 charge to income was recorded relating to the write-off of goodwill in ECI.

     Disposal of Soil Remediation Division

     On October 23, 1997, the Company disposed of American Remedial Technologies, Inc. ("ART") by transferring all of the Common Stock of ART to Messrs. Mark Patton, Fred Miller and Joe Torres Jr., the holders of a $500,000 promissory note receivable from ART, in complete

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  Discontinued Operations (Continued)

     satisfaction of the debt. The Company originally purchased ART for $7,500,000 on July 8, 1996, as discussed in Note 4 - Acquisition of American Remedial Technologies, Inc.

     In addition, the Company received 100,000 shares of Series C convertible preferred stock in ART in exchange for complete satisfaction of a note receivable by the Company from ART amounting to $1,322,224. Preferred stock was issued relating to the related party debt.

     In October, 1997, the Company recorded a loss of approximately $6,448,000 on the disposal of its Soil Remediation Division.

     For all years presented, the Company has shown the results of the Soil Remediation Division separately as discontinued operations in the consolidated financial statements. Summarized results of the Division for the six months and nine months ended March 31, 1998 and 1997, respectively, were as follows:

                                                  1998              1997
                                              (six months)      (nine months)
                                              ------------      -------------
     Revenues                                 $ 1,661,380       $  2,653,056
     Expenses                                   2,327,620          4,142,120
                                              -----------       ------------
         Net Loss                             $  (666,240)      $ (1,489,064)
                                              ===========       ===========

18.  Extraordinary Items

     Vendor Settlements

     During April, 1996, the Company executed a Composition Agreement with certain of its trade creditors. The Company, due to its limited cash flow situation, began negotiating with these creditors in September, 1995. These creditors formed an Informal Creditors Committee, who hired both legal and accounting professionals. Negotiations were finalized in April, 1996, with over 75% of the creditors accepting a payout of $.20 for each $1.00 of their allowed claim. The payout was made in April, 1996 from funds that the Company had previously put into escrow. The Company recorded a benefit, net of expenses, of approximately $286,000 related to completed vendor settlements for the year ended March 31, 1997. As of March 31, 1998, the Company continues to negotiate with the creditors who rejected the Company's offer and carries a $117,652 provision for creditors who rejected the Company's 1996 offer.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Extraordinary Items (Continued)

     Settlement of Delinquent Payroll Taxes

     On June 28, 1996, the Company's Consulting Division and the IRS completed an Offer in Compromise Agreement, settling all outstanding issues and disputes. As of March 31, 1996, the Company had accrued approximately $1,381,000 to the Internal Revenue Service for delinquent payroll taxes, interest and penalties. In connection with the settlement, the Consulting Division paid the IRS an aggregate of $350,000 and agreed to waive certain net operating loss tax carryforwards. The net operating loss carryforwards waived would have been available to offset future taxable income. As a direct result of this settlement, the Company recorded a gain of approximately $940,000, net of professional fees and costs. The Company has no other outstanding disputes with the IRS or delinquent payroll taxes.

19.  SEC Filings

     For the quarters ended September 30, 1997 and December 31, 1997, the Company filed Forms 10-QSB with the Securities and Exchange Commission reflecting common shares issued and outstanding of 19,489,826 and 22,156,493, respectively. The actual number of common shares issued and outstanding as of September 30, 1997 and December 31, 1997 were 17,600,026 and 20,266,693, respectively.

20.  Joint Venture with a Foreign Entity

     On March 5, 1998, the Company entered into a joint venture with a foreign entity to engage in consulting and management services in France. As of March 31, 1998, the venture is still in its early stages with no consulting or management services having been performed by either party.

21.  Subsequent Events

     Stock Option Plans

     On July 1, 1998, 674,500 options covered by the current plan were granted to thirty-two employees at an exercise price of $0.10 per share with a three year expiration date.

     Settlement of Attorney's Fees

     On November 12, 1998, the Company executed a Settlement Agreement for a claim payable to one of its attorneys. As a result, the Company recorded a gain, net of expenses, of approximately $230,000, during November, 1998.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  Subsequent Events (Continued)

     Termination of Employment Agreement

     On November 17, 1998, a mutual agreement was reached between the Company and its Chief Executive Officer to terminate their four-year employment contract dated July 8, 1996. In exchange for the termination, the Officer agreed to release the Company from a $354,337 obligation payable to the Officer in the form of a note payable as well as surrender 633,365 shares of Series B Convertible Preferred Stock of the Company.