Form 10QSB
period 1998-06-30
ECOS GROUP INC
filed 1999-06-04
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[Fee required]

                  For the quarterly period ended June 30, 1998
                                                 -------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

[No fee required]
                         Commission File Number 0-16322
                                                -------

                                ECOS Group, Inc.
                 (Name of Small Business Issuer in Its Charter)

           Colorado                                         84-1061207
           --------                                         ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

99 Southeast Fifth Street, 4th floor. Miami, Florida             33131
----------------------------------------------------             -----
     (Address of Principal Executive Offices)                  (Zip Code)

                                 (305) 374-8300
                 Issuer's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

As of June 30, 1998 the Company had a total of 20,266,693 shares of $.012 par value Common Stock outstanding.

Transitional Small Business Disclosure format (check one):

                                 Yes [ ]         No   [X]

                                ECOS GROUP, INC.

                             ---------------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Pages
                                                                                                              -----
PART I: Financial Statements:
   Item 1:    Consolidated Balance Sheet                                                                        F-1
                  June 30, 1998 and March 31, 1998
              Consolidated Statements of Operations                                                             F-2
                  Three months ended June 30, 1998 and 1997
              Consolidated Statements of Cash Flows                                                      F-3 to F-4
                  Three months ended June 30, 1998 and 1997
              Notes to Consolidated Financial Statements                                                 F-5 to F-7
    Item 2:   Management's Discussion and Analysis                                                       F-8 to F-9

PART II: Other Information
   Item 1:    Legal Proceedings *
   Item 2:    Changes in Securities *
   Item 3:    Defaults Upon senior Securities *
   Item 4:    Submission of Matters to a Vote of Security Holders *
   Item 5:    Other Information *
   Item 6:    Exhibits and Reports on Form 8K                                                                  F-10


SIGNATURES                                                                                                     F-10


* Substantially the same information as previously reported in March 31, 1998 10-KSB

                                                 ECOS GROUP, INC.
                                            CONSOLIDATED BALANCE SHEET
                                                    (Unaudited)

                                                                                 June 30, 1998           March 31, 1998
                                                                                 -------------           --------------
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                        $      86,361             $      68,902
     Accounts receivable, net of allowance
          of $127,000 and $113,000                                                   1,157,241                 1,018,456
     Notes receivable                                                                   23,878                    23,878
     Prepaid expenses & other assets                                                    80,708                    54,119
                                                                              ----------------           ---------------

                  TOTAL CURRENT ASSETS                                               1,348,188                 1,165,355

Amounts due under state reimbursement program                                          189,947                   189,947
Property and equipment, net                                                             61,012                    69,429
Goodwill, net of accumulated amortization of $252,811
         and $242,277                                                                  337,142                   347,677
                                                                              ----------------           ---------------

                  TOTAL ASSETS                                                   $   1,936,289             $   1,772,408
                                                                              ================           ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                            $   1,286,745             $   1,145,206
     Accrued expenses                                                                  543,623                   630,589
     Current portion of related party notes payable                                    566,766                   573,841
     Notes payable                                                                     274,202                   283,202
                                                                              ----------------           ---------------

                  TOTAL CURRENT LIABILITIES                                          2,671,336                 2,632,838
                                                                              ----------------           ---------------

Long-term debt - related party notes payable, less current portion                     461,638                   487,869
                                                                              ----------------           ---------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
     Preferred stock ($.75 liquidation value):
           Series A; $.001 par value, 5,000,000 authorized,
                None issued and outstanding
           Series B convertible; $.001 par value,
                1,000,000 authorized, issued and outstanding                             1,000                     1,000
     Common stock, $.012 par value; 75,000,000 authorized,
                20,266,693 issued and outstanding                                      243,199                   243,199
     Additional paid in capital                                                     16,592,898                16,592,898
     Accumulated deficit                                                           (18,033,782)             (18,185,396)
                                                                              ----------------           ---------------

                  TOTAL STOCKHOLDERS' DEFICIT                                       (1,196,685)              (1,348,299)
                                                                              ----------------           ---------------

                  TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                       $   1,936,289             $   1,772,408
                                                                              ================           ===============

        The accompanying notes are an integral part of these consolidated financial statements.


                                                 ECOS GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     Three months ended June 30, 1998 and 1997
                                                    (Unaudited)

                                                              1998           1997
                                                          -----------    -----------
REVENUE
     Consulting services                                  $ 1,422,653    $ 1,317,859
                                                          -----------    -----------

COSTS OF CONSULTING SERVICES
     Direct labor and employee benefit costs                  345,327        428,783
     Other direct costs and expenses                          466,142        356,954
                                                          -----------    -----------

         TOTAL DIRECT COSTS AND EXPENSES                      811,469        785,737
                                                          -----------    -----------

GROSS PROFIT                                                  611,184        532,122
                                                          -----------    -----------

OTHER COSTS AND EXPENSES
     General, administrative and other operating costs        440,884        695,892
                                                          -----------    -----------

         TOTAL OTHER COSTS AND EXPENSES                       440,884        695,892
                                                          -----------    -----------

OPERATING INCOME (LOSS)                                       170,300       (163,770)
                                                          -----------    -----------

OTHER INCOME (EXPENSE)
     Interest, net                                            (18,686)       (38,124)
     Gain on sale of laboratory assets                             --         40,000
     Other income (expense), net                                   --          3,663
                                                          -----------    -----------

         TOTAL OTHER INCOME (EXPENSE)                         (18,686)         5,539
                                                          -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                      151,614       (158,231)

DISCONTINUED OPERATIONS
     Loss from discontinued operations, net of $0 taxes            --       (350,030)
                                                          -----------    -----------


NET INCOME (LOSS)                                         $   151,614    $  (508,261)
                                                          ===========    ===========

BASIC INCOME (LOSS) PER COMMON SHARE:
     Continuing operations                                $       .01    $     (0.01)
                                                          -----------    -----------
     Discontinued operations                              $        --    $     (0.02)
                                                          -----------    -----------

         NET INCOME (LOSS) PER COMMON SHARE               $       .01    $     (0.03)
                                                          ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                              1998         1997*
                                                                           ----------    ---------
OPERATING ACTIVITIES:
     Net income (loss)                                                      $ 151,614    $(508,261)
                                                                            ---------    ---------
     Adjustments to reconcile net income (loss) to
      net cash used by operating activities:
        Depreciation & amortization                                            57,734      268,287
        Loss on sale/disposal of equipment                                         --      (95,230)
     Increase (decrease) in provision for bad debts and potential loss on
            state reimbursement program                                        13,800           --
     Changes in operating assets & liabilities, net of effects from purchase of American Remedial Technologies, Inc.:
            Accounts receivable                                              (152,585)      (6,761)
            Prepaid expenses & other                                          (62,554)     (80,062)
            Other assets                                                           --      (47,106)
            Accounts payable and accrued expenses                              54,573        5,132
            Deferred revenues                                                      --      (61,806)
                                                                            ---------    ---------

     Total adjustments                                                        (89,032)     (17,546)
                                                                            ---------    ---------

     Net cash provided (used) by operating activities of:
        Continuing operations                                                  62,582     (525,807)
                                                                            ---------    ---------

Net cash provided (used) by operating activities                               62,582     (525,807)
                                                                            ---------    ---------

Investing activities:
     Restricted cash                                                                         (4779)
     Purchases of equipment                                                    (2,817)     (49,176)
     Proceeds from sale of discontinued operations, net of expenses                --      250,000
     Proceeds from sale of equipment                                               --       10,000
                                                                            ---------    ---------

Net cash provided by (used in) investing activities                            (2,817)     206,045
                                                                            ---------    ---------

* See Note #2: "Significant Accounting Policies - Discontinued Operations"


        The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                    Three months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                  1998        1997*
                                                               ---------    ---------
Financing activities:
     Proceeds from exercise of warrants/options                       --          696
     Proceeds from related party notes payable                        --      639,266
     Payments on notes payable and capital lease obligations      (9,000)    (263,550)
     Payments on related party notes payable                     (33,306)          --
                                                               ---------    ---------

Net cash provided by (used in) financing activities              (42,306)     376,412
                                                               ---------    ---------

Net increase (decrease) in cash                                   17,459       56,650
Cash, beginning of period                                         68,902      449,782
                                                               ---------    ---------

Cash, end of period                                            $  86,361    $ 506,432
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for Interest                  $  18,924    $  17,972
                                                               =========    =========

* See Note #2: "Significant Accounting Policies - Discontinued Operations"


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 ECOS GROUP, INC
                          NOTES TO FINANCIAL STATEMENTS

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

2.   Significant Accounting Policies

     Interim Financial Statements: The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1998 has been derived from the audited financial statements as of the period ended March 31, 1998, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1998.

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated.

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

     Goodwill In connection with the Company's periodic review, the consulting division's closing of certain offices, and its disposition of certain operations during the 1998 fiscal year, the Company wrote off approximately $5,863,000 of goodwill during the year ended March 31, 1998.

     Revenue Recognition: Consulting revenue is recognized as services are performed. Soil remediation revenues were recognized as soil was processed. The Company's soil remediation division was disposed of during October, 1997.

                                 ECOS GROUP, INC
                          NOTES TO FINANCIAL STATEMENTS

     Net Income per Share: Net income per share computations are based on the weighted average common shares outstanding of 20,266,693 and 17,597,652 for the quarters ended June 30, 1998 and 1997, respectively. Potential common shares have not been included in the weighted average common shares outstanding as they are anti-dilutive for all periods presented.

     Discontinued Operations: During fiscal March 31, 1998, certain wholly-owned subsidiary ceased operations and disposed of all operating assets. As such, the Company has treated this subsidiary as discontinued operations for all periods presented except in the statement of cash flows. During April, 1996, ABC Cable Products, Inc., a wholly-owned subsidiary, ceased operations and disposed of all of its operating assets. As such, the Company has treated the Cable Products Division as discontinued operations for all periods presented.

3. Commitments and Contingencies The Company has been involved in various discussions with a former private senior lender to the Company. The purpose of these discussions has been to settle all outstanding differences between the former lender and the Company regarding a variety of matters including, without limitation, the exercise price of the former lender's outstanding warrants, amounts claimed to be owed to the former lender for legal and financial advisory fees, shares claimed to be owed to the former lender for the loan of funds and services rendered, and claimed rights to additional shares of the Company's stock. Although all cash amounts owed to the former lender for principal and interest were paid in full in July, 1996, the former lender has continued to make further demands on the Company, as well as asserting enforceability of claimed agreements. Although the Company has rejected the validity of all such claims, it has agreed to reach an accommodation with the former lender on some of these claims solely for the purpose of reaching a definitive settlement of all outstanding differences. To date, the former lender has not agreed to any settlement. The Company, is unable to foresee the ultimate outcome of this matter.

     NASDAQ Delisting The Company shares were delisted from the NASDAQ Small Cap Market effective January 2, 1998. The Company did not meet NASDAQ requirements for total capital and surplus of $2,000,000. The Company's plan for maintaining compliance with NASDAQ listing requirements was rejected and the Company received notification of delisting December 17, 1997.

4. Related Party Transactions In July, 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan. The balance of this note is $50,000 at March 31, 1998.

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

                                 ECOS GROUP, INC
                          NOTES TO FINANCIAL STATEMENTS


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

5. Going Concern Consideration: The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant net losses for the years ended March 31, 1998 and 1997 and currently has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has developed a plan that will include, but is not limited to, the following actions to fund its working capital requirements and raise capital to achieve its growth:

     1. Continued limited support of funds from related parties as discussed herein.
     2. Continue cost reduction measures in the consulting division.

     Management is implementing its plans. These measures, if successful, are expected to result in an improved working capital position for the year ended March 31, 1999. However, actual results may differ from management's plans.

                                 ECOS GROUP, INC
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

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

     RESULTS OF OPERATIONS:

     Revenues for the quarter ended June 30, 1998 (the "98 Quarter") increased by $104,794 or 8% to $1,422,653 from $1,317,859 of the corresponding prior quarter ended June 30, 1997 (the "97 Quarter"). This increase in revenue is attributable to two large short-term projects in the Hazardous Substance practice area during the 98 Quarter.

     Direct costs were $811,469 for the 98 Quarter, representing a marginal increase of $25,732 or 3% from the $785,737 in the 97 Quarter.

     Gross profit as a percentage of revenue was 43.0% and 40.4% in the 98 Quarter and 97 Quarter, respectively, an increase of approximately 6%. General, administrative and other operating costs decreased $255,008, or nearly 37% to $440,884 for the 98 Quarter compared to $695,892 for the 97 Quarter. Gross profit and operating costs show continued improvement because of the restructuring efforts implemented by the Company's new management over the past eighteen months.

     Net income for the 98 Quarter of $151,614 improved by $659,875 over the $508,261 loss in the 97 Quarter. The 97 Quarter includes Loss from discontinued operations of $350,030. Excluding the Loss from discontinued operations in the 97 Quarter, the 98 quarter improved as compared to the 97 Quarter by $309,845.

                                 ECOS GROUP, INC
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS


     LIQUIDITY AND CAPITAL RESOURCES:

     The company had a working capital deficit of $1,343,148 at June 30, 1998 compared to $1,467,483 at March 31, 1998. This working capital decrease in deficit of $144,335 reflects a working capital ratio of .50 at June 30, 1998 from .44 at March 31, 1998. Historically the Company has experienced capital and liquidity problems and no assurances can be given that such shortages will not negatively impact the Company's operations in the future.

     The Company's cash flow was $17,459 in the 98 Quarter compared to $56,650 in the 97 Quarter. The major cash inflow in the 98 Quarter was $62,582 from operating activities. The Company's control of expenditures during the 98 Quarter is reflected in the $2,817 cash used in investing activities compared to $206,045 provided from investing activities in the 97 Quarter. The cash generated in the 98 quarter was used to pay its obligations in the amount of $42,306.

     The Company has no major material commitments for capital expenditures.

     The Company intends to continue to fund its current operations from the combination of cash on hand, cash generated from operations, cost savings generated from its continued cost reduction measures, as well as potential sale of equity. These sources of capital are expected to largely fund the Company's current operations through March 31, 1999. Management expects to continue the profitability experienced in the 98 Quarter in the subsequent quarters of Fiscal 1999. However, if the Company does continue to operate profitably, and absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and there can be no assurance that any such financing will be available at all or on terms acceptable to the Company.

                                ECOS GROUP, INC.
                              FINANCIAL STATEMENTS
                           PART II: OTHER INFORMATION

     ITEM 6: Exhibits and Reports on Form 8K incorporated by reference:

     May 12, 1998       Dismissal of Certifying Accountant
     May 12, 1998       Selection of Certifying Accountant
     May 26, 1998       Change in registrant's Certifying Accountant
     June 8, 1998       Resignation of Michel Klein from the Board of Directors
     November 6, 1998   Change in registrant's Certifying Accountant




                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ECOS GROUP, INC.

                                          By: /s/ Charles C. Evans
                                             ----------------------------
                                          Dr. Charles C. Evans
                                          Chairman of the Board


                                          By: /s/  Ana Caminas
                                             ----------------------------
                                          Ana Caminas
                                          Chief Financial Officer
                                          On behalf of the Registrant and as
                                          Principal Accounting Officer