Form 10QSB
period 1998-09-30
ECOS GROUP INC
filed 1999-06-25
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
[Fee required]

                For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[No fee required]
                         Commission File Number 0-16322
                                               --------

                                ECOS Group, Inc.
                                ----------------
                 (Name of Small Business Issuer in Its Charter)

           Colorado                                              84-1061207
           --------                                              ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

99 Southeast Fifth Street, 4th floor.   Miami, Florida             33131
-------------------------------------   --------------             -----
     (Address of Principal Executive Offices)                    (Zip Code)

                                 (305) 374-8300
                                 --------------
                 Issuer's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

As of September 30, 1998 the Company had a total of 20,266,693 shares of $.012 par value Common Stock outstanding.

Transitional Small Business Disclosure format (check one):

                             Yes          No    [X]

                                ECOS GROUP, INC.

                               -----------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Pages
                                                                                                              -----
PART I: Financial Statements:
   Item 1:    Consolidated Balance Sheet                                                                        F-1
                  September 30, 1998 and March 31, 1998
              Consolidated Statements of Operations                                                             F-2
                  Three and six months ended September 30, 1998 and 1997
              Consolidated Statements of Cash Flows                                                      F-3 to F-4
                  Six months ended September 30, 1998 and 1997
              Notes to Consolidated Financial Statements                                                 F-5 to F-7
    Item 2:   Management's Discussion and Analysis                                                       F-8 to F-9

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


SIGNATURES                                                                                                     F-10






* Substantially the same information as previously reported in March 31, 1998
10-KSB

                                ECOS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                              September 30, 1998           March 31, 1998
                                                                              ------------------           --------------
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                       $      170,730           $        68,902
     Accounts receivable, net of allowance
          of $123,000 and $113,000                                                     941,868                 1,018,456
     Notes receivable                                                                   23,878                    23,878
     Prepaid expenses & other assets                                                    71,268                    54,119
                                                                               ---------------           ---------------

                  TOTAL CURRENT ASSETS                                               1,207,744                 1,165,355

Amounts due under state reimbursement program                                          189,947                   189,947
Property and equipment, net                                                             58,755                    69,429
Goodwill, net of accumulated amortization of $263,346
         and $242,277                                                                  326,607                   347,677
                                                                               ---------------           ---------------

                  TOTAL ASSETS                                                   $   1,783,053             $   1,772,408
                                                                               ===============           ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                           $      945,603             $   1,145,206
     Accrued expenses                                                                  493,220                   630,589
     Current portion of related party notes payable                                    554,779                   573,841
     Notes payable                                                                     284,202                   283,202
                                                                               ---------------           ---------------

                  TOTAL CURRENT LIABILITIES                                          2,277,804                 2,632,838
                                                                               ---------------           ---------------

Long-term debt - related party notes payable, less current portion                     434,620                   487,869
                                                                               ---------------           ---------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
     Preferred stock ($.75 liquidation value):
           Series A; $.001 par value, 5,000,000 authorized,
                None issued and outstanding
           Series B convertible; $.001 par value,
                1,000,000 authorized, issued and outstanding                             1,000                     1,000
     Common stock, $.012 par value; 75,000,000 authorized,
                20,266,693 issued and outstanding                                      243,199                   243,199
     Additional paid in capital                                                     16,592,898                16,592,898
     Accumulated deficit                                                           (17,766,468)              (18,185,396)
                                                                               ---------------           ---------------

                  TOTAL STOCKHOLDERS' DEFICIT                                          (929,371)              (1,348,299)
                                                                               ---------------           ---------------

                  TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                       $   1,783,053             $   1,772,408
                                                                               ===============           ===============


        The accompanying notes are an integral part of these consolidated financial statements.



                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and six months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                Three months ended            Six months ended
                                                             1998               1997      1998               1997
                                                         ---------------------------------------------------------
REVENUE
     Consulting services                                  $ 1,274,886    $ 1,160,368    $ 2,697,539    $ 2,478,227
                                                         ------------  -------------   ------------    -----------

COSTS OF CONSULTING SERVICES
     Subcontractorexpenses                                    289,856        139,609        635,183        431,891
     Other direct costs and expenses                          465,543        492,867        931,685        986,322
                                                         ------------  -------------   ------------    -----------

         TOTAL DIRECT COSTS AND EXPENSES                      755,399        632,476      1,566,868      1,418,213
                                                         ------------  -------------   ------------    -----------

GROSS PROFIT                                                  519,487        527,892      1,130,671      1,060,014
                                                         ------------  -------------   ------------    -----------

OTHER COSTS AND EXPENSES
     General, administrative and other operating costs        465,310        834,553        906,194      1,530,445
                                                         ------------  -------------   ------------    -----------

         TOTAL OTHER COSTS AND EXPENSES                       465,310        834,553        906,194      1,530,445
                                                         ------------  -------------   ------------    -----------

OPERATING INCOME (LOSS)                                        54,177       (306,661)       224,477       (470,431)
                                                         ------------  -------------   ------------    -----------

OTHER INCOME (EXPENSE)
     Interest, net                                            (17,906)       (32,913)       (36,592)       (71,037)
     Accounts Payable Settlement                              230,668                       230,668
     Gain on sale of laboratory assets                             --                                       40,000
     Other income (expense), net                                  375          4,882            375          8,545
                                                         ------------  -------------   ------------    -----------

         TOTAL OTHER INCOME (EXPENSE)                         213,137        (28,031)       194,451        (22,492)
                                                         ------------  -------------   ------------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                      267,314       (334,692)       418,928       (492,923)
                                                         ============  =============   ============    ===========

DISCONTINUED OPERATIONS
     Loss from discontinued operations, net of $0 taxes                     (316,210)                     (666,240)
     Loss from discontinued operations, net of $0 taxes            --     (6,449,306)                   (6,449,306)
                                                         ------------  -------------   ------------    -----------

NET INCOME (LOSS)                                         $   267,314    $(7,100,208)   $   418,928    $(7,608,469)
                                                         ============  =============   ============    ===========

BASIC INCOME (LOSS) PER COMMON SHARE:
     Continuing operations                                $       .01    $     (0.02)   $      0.02    $     (0.03)
                                                         ------------  -------------   ------------    -----------
     Discontinued operations                              $        --    $     (0.38)   $        --    $     (0.40)
                                                         ------------  -------------   ------------    -----------

         NET INCOME (LOSS) PER COMMON SHARE               $       .01    $     (0.40)   $      0.02    $     (0.43)
                                                         ============  =============   ============    ===========

                   The accompanying notes are an integral part of these
                       consolidated financial statements.


                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                                  1998           1997
                                                                              -----------    -----------
OPERATING ACTIVITIES:
     Net income (loss)                                                        $   418,928    $(7,608,469)
                                                                              -----------    -----------
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
        Depreciation & amortization                                               115,383        415,047
        Accounts payable settlements                                             (230,668)            --
        Gain on sale of laboratory assets                                              --        (40,000)
       Increase (decrease) in provision for bad debts and potential loss on
        State reimbursement program                                                10,045         14,925
     (Gain) loss from discontinued operations                                          --        314,364
       Write down of net assets of discontinued operations                             --      6,384,966
     Changes in operating assets & liabilities, net of effects from purchase of American Remedial Technologies, Inc.:
            Accounts receivable                                                    66,543         97,572
            Prepaid expenses & other                                              (88,766)        (6,431)
            Amounts due under state reimbursement program                              --         (9,839)
            Accounts payable and accrued expenses                                (106,304)        44,807
            Related party notes                                                        --        133,266

                                                                              -----------    -----------

     Total adjustments                                                           (233,767)     7,348,677
                                                                              -----------    -----------

     Net cash provided (used) by operating activities of:
        Continuing operations                                                     185,161       (259,792)
                                                                              -----------    -----------

Net cash provided (used) by operating activities                                  185,161       (259,792)
                                                                              -----------    -----------

Investing activities:
     Restricted cash                                                                   --         (4,779)
     Decrease in notes receivable                                                      --        196,120
     Purchases of equipment                                                       (12,022)        (8,756)
     Proceeds from sale of equipment                                                   --
                                                                              -----------    -----------

Net cash provided by (used in) investing activities                               (12,022)       182,585
                                                                              -----------    -----------

        The accompanying notes are an integral part of these consolidated financial statements.


                                ECOS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  Six months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                   1998          1997
                                                               ------------   -----------
Financing activities:
     Proceeds from exercise of warrants/options                         --            697
     Proceeds from notes payable                                    22,000             --
     Proceeds from related party notes payable                          --      1,144,000
     Payments on notes payable and capital lease obligations       (21,000)      (257,968)
     Payments on related party notes payable                       (72,311)    (1,025,000)
                                                               -----------    -----------

Net cash provided by (used in) financing activities                (71,311)      (138,271)
                                                               -----------    -----------

Net increase (decrease) in cash                                    101,828       (215,478)
Cash, beginning of period                                           68,902        449,782
                                                               -----------    -----------

Cash, end of period                                            $   170,730    $   234,304
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for Interest                  $    37,147    $    24,518
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

2.   Significant Accounting Policies

     Interim Financial Statements: The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1998 has been derived from the audited financial statements as of the period ended March 31, 1998, but does not include all disclosures required by generally accepted accounting principles. Certain amounts previously reported in both the September 30, 1997 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been reclassified to conform to the 1998 financial statement presentation. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1998.

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

                                ECOS GROUP, INC
                          NOTES TO FINANCIAL STATEMENTS


     Net Income per Share: Net income per share computations are based on the weighted average common shares outstanding of 20,266,693 and 17,598,826 for the quarters ended June 30, 1998 and 1997, respectively. Potential common shares have not been included in the weighted average common shares outstanding as they are anti-dilutive for all periods presented.

     Discontinued Operations: During fiscal year ended March 31, 1998, certain wholly-owned subsidiary ceased operations and disposed of all operating assets. As such, the Company has treated this subsidiary as discontinued operations for all periods presented. During April, 1996, ABC Cable Products, Inc., a wholly-owned subsidiary, ceased operations and disposed of all of its operating assets. As such, the Company has treated the Cable Products Division as discontinued operations for all periods presented.

3. Commitments and Contingencies The Company has been involved in various discussions with a former private senior lender to the Company. The purpose of these discussions has been to settle all outstanding differences between the former lender and the Company regarding a variety of matters including, without limitation, the exercise price of the former lender's outstanding warrants, amounts claimed to be owed to the former lender for legal and financial advisory fees, shares claimed to be owed to the former lender for the loan of funds and services rendered, and claimed rights to additional shares of the Company's stock. Although all cash amounts owed to the former lender for principal and interest were paid in full in July, 1996, the former lender made demands on the Company, as well as asserting enforceability of claimed agreements. Although the Company has rejected the validity of all such claims, it has agreed to reach an accommodation with the former lender on some of these claims solely for the purpose of reaching a definitive settlement of all outstanding differences. To date, the former lender has not agreed to any settlement. The Company, is unable to foresee the ultimate outcome of this matter.

     NASDAQ Delisting The Company shares were delisted from the NASDAQ Small Cap Market effective January 2, 1998. The Company did not meet NASDAQ requirements for total capital and surplus of $2,000,000. The Company's plan for maintaining compliance with NASDAQ listing requirements was rejected and the Company received notification of delisting December 17, 1997.

4. Related Party Transactions In July, 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan. The balance of this note is $25,000 at September 30, 1998

     During 1997, the Company's remediation division had a note payable to an affiliated company under common ownership of the Company's chief executive officer for $303,000 with a 13.5% interest rate. Interest is payable monthly and a balloon payment of the principal is due June, 1999. The balance of this note as of September 30, 1998 is $354,337 including accrued interest.

                                ECOS GROUP, INC
                          NOTES TO FINANCIAL STATEMENTS


     On December 31, 1996, the Company borrowed $1,000,000 from a shareholder/director of the Company pursuant to a one year promissory note bearing interest at 14% per annum. For the first three months of the note, while the Company sought alternative long-term financing, the note was unsecured with interest only payable monthly. Commencing March, 1997, monthly payments of principal and interest were required until maturity in December, 1997, and the note was secured by all trade accounts receivable of the Company. This note was repaid on May 5, 1997 from proceeds of a $1,000,000 loan received from the father of the shareholder. This latter note was modified to a three month promissory note maturing on August 5, 1997, with monthly interest only payable at 12% per annum. The note was secured by all trade receivables of the Company. On September 23, 1997, the Company received a notice of its default on this note for nonpayment of principal and interest. The Company settled its default on this note by delivering a $608,000 promissory note dated October 29, 1997 in favor of the shareholder's father, bearing interest at 12% per annum with quarterly principal and interest payments of $40,867, and agreeing to issue 2,666,667 shares of the Company's Common Stock. The new note and the agreement to issue stock extinguishes the $1,000,000 promissory note dated May 5, 1997. The balance of this note is $538,062 at September 30, 1998.

     In May, 1997, the Company borrowed $72,000 from the mother of a former director and shareholder of the Company. The loan is due upon demand and bears interest at 12% per annum. The balance of this loan is $72,000 at September 30, 1998.

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

     RESULTS OF OPERATIONS:

     Revenues for the six months ended September 30, 1998 (the "98 to date") increased by $219,312 or 8.8% to $2,697,539 from $2,478,227 for the corresponding six months ended June 30, 1997 (the "97 to date"). For the quarter ended September 30, 1998 (the "98 Quarter") and September 30, 1997, comparable revenues increased $114,518 or 9.9% from $1,160,368 to $1,274,886.

     Direct costs were $1,566,868 in 98 to date versus $1,418,213 in 97 to date, a $148,655 or 10.5% increase. For the 98 quarter direct costs were $755,399, a $122,923 increase over $632,476 in the 97 quarter. Direct costs consist of all professional and technical labor, subcontractor, supplies and other revenue generating expenses. Gross profit as a percentage of revenue was 41% and 45.0% in the 98 quarter and 97 quarters, respectively. The comparable to date gross profit percentages were 42% and 43%, respectively. The decreased gross profit percentage is attributed to the higher direct costs during 98 to date.

     General, administrative and other operating costs decreased $369,243, or 44% to $465,310 for the 98 Quarter compared to $834,553 for the 97 Quarter. The reduced costs are also reflected in the 98 to date of $906,194 compared to $1,530,445 for the 97 Quarter, a $624,251 or 41% improvement. Operating costs show continued improvement because of the restructuring efforts implemented by the Company's new management over the past twenty-one months.

     Other income for the 98 Quarter and year to date reflects the $230,668 favorable effect of a settlement agreement for a claim payable to one of the Company's attorneys. Discontinued operations for the 97 Quarter and year to date includes the unfavorable results of $6,765,516 effect of discontinued operations of the Remediation Division, which was disposed of during the 97 quarter.

                                 ECOS GROUP, INC
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS


     Net income for the 98 Quarter of $267,314 improved significantly by $7,367,522 over the $7,100,208 loss in the 97 Quarter. The 97 Quarter includes Loss from discontinued operations of $6,765,516. The 98 Quarter includes an Accounts Payable settlement of $230,668. Excluding both of these large non-recurring items, the 98 Quarter improved as compared to the 97 Quarter by $371,338.

     Cumulatively, Net income for the 98 to date was $418,928 compared to a $7,608,469 loss for 97 to date. The 97 to date includes Loss from discontinued operation of $7,115,546. The 98 to date includes an Accounts Payable settlement of $230,668. Excluding both of these large non-recurring items, the 98 quarter improved as compared to the 97 Quarter by $681,183.

     LIQUIDITY AND CAPITAL RESOURCES:

     The company had a working capital deficit of $1,070,060 at September 30, 1998 compared to $1,467,483 at March 31, 1998. This working capital decrease in deficit of $397,423 reflects a working capital ratio of .53 at September 30, 1998 from .44 at March 31, 1998. Historically the Company has experienced capital and liquidity problems and no assurances can be given that such shortages will not negatively impact the Company's operations in the future.

     The Company's cash flow was $101,828 in the 98 to date compared to $215,478 cash decrease in the 97 to date. The major cash inflow in the 98 to date was $185,161 from operating activities. The Company's control of expenditures during 98 to date is reflected in the small amount ($12,022) of cash used in investing activities. The cash generated in the 98 quarter was used to pay its obligations in the amount of $71,311. The Financing activities in the 97 to date include the effects of the loans related to the Remediation division which was disposed in the 97 Quarter.

     The Company has no major material commitments for capital expenditures.

     The Company intends to continue to fund its current operations from the combination of cash on hand, cash generated from operations, cost savings generated from its continued cost reduction measures, as well as potential sale of equity. These sources of capital are expected to largely fund the Company's current operations through March 31, 1999. Management expects to continue the profitability experienced in the 98 to date in the subsequent quarters of Fiscal 1999. However, if the Company does continue to operate profitably, and absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and there can be no assurance that any such financing will be available at all or on terms acceptable to the Company.

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



                                          ECOS GROUP, INC.

                                          By: /s/ Charles C. Evans
                                          ------------------------
                                          Dr. Charles C. Evans
                                          Chairman of the Board


                                          By: /s/  Ana Caminas
                                          ------------------------
                                          Ana Caminas
                                          Chief Financial Officer
                                          On behalf of the Registrant and as
                                          Principal Accounting Officer