Form 10QSB
period 1998-12-31
ECOS GROUP INC
filed 1999-06-29
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[Fee required]

                For the quarterly period ended December 31, 1998
                                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[No fee required]


                         Commission File Number 0-16322
                                                -------

                                ECOS Group, Inc.
                                ----------------
                 (Name of Small Business Issuer in Its Charter)

           Colorado                                              84-1061207
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


99 Southeast Fifth Street, 4th floor.   Miami, Florida                   33131
------------------------------------------------------                   -----
     (Address of Principal Executive Offices)                         (Zip Code)


                                 (305) 374-8300
                        ---------------------------------
                 Issuer's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes___   No X

As of December 31, 1998 the Company had a total of 20,266,693 shares of $.012 par value Common Stock outstanding.

Transitional Small Business Disclosure format (check one):

                                                     Yes_____      No    x

                                ECOS GROUP, INC.

                                ---------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              Pages
                                                                                                              -----
PART I: Financial Statements:
   Item 1:    Consolidated Balance Sheet                                                                        F-1
                  December 31, 1998 and March 31, 1998
              Consolidated Statements of Operations                                                             F-2
                  Three and nine months ended December 31, 1998 and 1997
              Consolidated Statements of Cash Flows                                                      F-3 to F-4
                  Nine months ended December 31, 1998 and 1997
              Notes to Consolidated Financial Statements                                                 F-5 to F-7
    Item 2:   Management's Discussion and Analysis                                                       F-8 to F-9

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


SIGNATURES                                                                                                     F-10



* Substantially the same information as previously reported in March 31, 1998 10-KSB

                                ECOS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                               December 31, 1998           March 31, 1998
                                                                               -----------------           --------------
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                       $      171,174             $      68,902
     Accounts receivable, net of allowance
          of $149,000 and $113,000                                                     820,401                 1,018,456
     Notes receivable                                                                   23,878                    23,878
     Prepaid expenses & other assets                                                    76,536                    54,119
                                                                                 -------------             -------------

                  TOTAL CURRENT ASSETS                                               1,091,989                 1,165,355

Amounts due under state reimbursement program                                          189,009                   189,947
Property and equipment, net                                                             46,951                    69,429
Goodwill, net of accumulated amortization of $273,881
         and $242,277                                                                  316,072                   347,677
                                                                                 -------------             -------------

                  TOTAL ASSETS                                                   $   1,644,021             $   1,772,408
                                                                                 =============             =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                            $     927,738             $   1,145,206
     Accrued expenses                                                                  481,951                   630,589
     Current portion of related party notes payable                                    193,545                   573,841
     Notes payable                                                                     275,952                   283,202
                                                                                 -------------             -------------

                  TOTAL CURRENT LIABILITIES                                          1,879,186                 2,632,838
                                                                                 -------------             -------------

Long-term debt - related party notes payable, less current portion                     406,792                   487,869
                                                                                 -------------             -------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT
     Preferred stock ($.75 liquidation value):
           Series A; $.001 par value, 5,000,000 authorized,
                None issued and outstanding
           Series B convertible; $.001 par value,
                1,000,000 authorized, issued and outstanding                             1,000                     1,000
     Common stock, $.012 par value; 75,000,000 authorized,
                20,266,693 issued and outstanding                                      243,199                   243,199
     Additional paid in capital                                                     16,592,898                16,592,898
     Accumulated deficit                                                           (17,479,054)              (18,185,396)
                                                                                 -------------             -------------

                  TOTAL STOCKHOLDERS' DEFICIT                                         (641,957)               (1,348,299)
                                                                                 -------------             -------------

                  TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                       $   1,644,021             $   1,772,408
                                                                                 =============             =============

The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and nine months ended December 31, 1998 and 1997
                                   (Unaudited)

                                                               Three months ended                   Nine months ended
                                                         ------------------------------      -----------------------------
                                                             1998               1997            1998               1997
                                                         -----------        -----------      -----------       -----------
REVENUE
     Consulting services                                 $ 1,032,910        $ 1,173,811      $ 3,730,449       $ 3,652,038
                                                         -----------        -----------      -----------       -----------

COSTS OF CONSULTING SERVICES
     Subcontractorexpenses                                   247,532            310,836          882,715           742,727
     Other direct costs and expenses                         398,653            402,078        1,330,338         1,388,400
                                                         -----------        -----------      -----------       -----------

         TOTAL DIRECT COSTS AND EXPENSES                     646,185            712,914        2,213,053         2,131,127
                                                         -----------        -----------      -----------       -----------

GROSS PROFIT                                                 386,725            460,897        1,517,396         1,520,911

OTHER COSTS AND EXPENSES
     General, administrative and other operating costs       436,913            792,380        1,343,107         2,322,825
                                                         -----------        -----------      -----------       -----------

OPERATING INCOME (LOSS)                                      (50,188)          (331,483)         174,289          (801,914)
                                                         -----------        -----------      -----------       -----------

OTHER INCOME (EXPENSE)
     Interest, net                                           (16,735)           (27,183)         (53,327)          (98,220)
     Accounts Payable Settlement                                --                 --            230,668              --
     Forgiveness of debt                                     354,337               --            354,337              --
     Gain on sale of laboratory assets                          --                 --               --              40,000
     Loss on disposal of fixed assets                           --             (119,430)            --            (119,430)
     Other income (expense), net                                --               19,260              375            27,805
                                                         -----------        -----------      -----------       -----------

         TOTAL OTHER INCOME (EXPENSE)                        337,602           (127,353)         532,053          (149,845)
                                                         -----------        -----------      -----------       -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                     287,414           (458,836)         706,342          (951,759)

DISCONTINUED OPERATIONS
     Loss from discontinued operations, net of $0 taxes         --                 --               --            (666,240)
     Loss from discontinued operations, net of $0 taxes         --             (363,235)            --          (6,812,541)
                                                         -----------        -----------      -----------       -----------

NET INCOME (LOSS)                                        $   287,414        $  (822,071)     $   706,342       $(8,430,540)
                                                         ===========        ===========      ===========       ===========

BASIC INCOME (LOSS) PER COMMON SHARE:
     Continuing operations                               $       .01        $     (0.02)     $      0.03       $     (0.05)
                                                         -----------        -----------      -----------       -----------
     Discontinued operations                             $      --          $     (0.01)     $      --         $     (0.41)
                                                         -----------        -----------      -----------       -----------

         NET INCOME (LOSS) PER COMMON SHARE              $       .01        $     (0.03)     $      0.03       $     (0.46)
                                                         ===========        ===========      ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended December 31, 1998 and 1997
                                   (Unaudited)

                                                                                                      1998                  1997
                                                                                                   -----------          -----------
OPERATING ACTIVITIES:
     Net income (loss)                                                                             $   706,342          $(8,430,540)
                                                                                                   -----------          -----------
     Adjustments to reconcile net income (loss) to net cash used by operating activities:
        Depreciation & amortization                                                                     66,105              541,337
        Accounts payable settlements                                                                  (230,668)                --
        Gain on sale of laboratory assets                                                                 --                (40,000)
        Loss on Sale of equipment                                                                         --                133,249
        Forgiveness of debt                                                                           (354,337)                --
       Increase (decrease) in provision for bad debts and potential loss on
        State reimbursement program                                                                     36,268               (5,336)
     (Gain) loss from discontinued operations                                                             --                314,364
       Write down of net assets of discontinued operations                                                --              6,757,313
     Changes in operating assets & liabilities, net of effects from purchase of American Remedial Technologies, Inc.:
            Accounts receivable                                                                        162,725               39,057
            Prepaid expenses & other                                                                   (22,417)              18,557
            Amounts due under state reimbursement program                                                 --                (50,221)
            Accounts payable and accrued expenses                                                     (135,438)             237,887
            Related party notes                                                                           --                 97,560
                                                                                                   -----------          -----------


     Total adjustments                                                                                (477,762)           8,043,767
                                                                                                   -----------          -----------

Net cash provided (used) by operating activities                                                       228,580             (386,773)
                                                                                                   -----------          -----------

Investing activities:
     Restricted cash                                                                                      --                   (959)
     Decrease in notes receivable                                                                         --                196,122
     Purchases of equipment                                                                            (12,022)              (8,756)
     Proceeds from sale of equipment                                                                      --
                                                                                                   -----------          -----------

Net cash provided by (used in) investing activities                                                    (12,022)             186,407
                                                                                                   -----------          -----------


The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                  Nine months ended December 31, 1998 and 1997
                                   (Unaudited)

                                                                                  1998                    1997
                                                                               -----------            -----------
Financing activities:
     Proceeds from exercise of warrants/options                                      --                       697
     Proceeds from notes payable                                                   22,000                    --
     Proceeds from related party notes payable                                       --                 1,144,000
     Payments on notes payable and capital lease obligations                      (29,250)               (250,000)
     Payments on related party notes payable                                     (107,036)             (1,025,000)
                                                                              -----------             -----------

Net cash provided by (used in) financing activities                              (114,286)               (130,303)
                                                                              -----------             -----------

Net increase (decrease) in cash                                                   102,272                (330,669)
Cash, beginning of period                                                          68,902                 449,782
                                                                              -----------             -----------

Cash, end of period                                                           $   171,174             $   119,113
                                                                              ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for Interest                                 $    54,503             $    81,208
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

2.   Significant Accounting Policies

     INTERIM FINANCIAL STATEMENTS. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1998 has been derived from the audited financial statements as of the period ended March 31, 1998, but does not include all disclosures required by generally accepted accounting principles. Certain amounts previously reported in both the December 31, 1997 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been reclassified to conform to the 1998 financial statement presentation. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended March 31, 1999. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1998.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     GOODWILL. In connection with the Company's periodic review, the consulting division's closing of certain offices, and its disposition of certain operations during the 1998 fiscal year, the Company wrote off approximately $5,863,000 of goodwill during the year ended March 31, 1998.

     REVENUE RECOGNITION. Consulting revenue is recognized as services are performed. Soil remediation revenues were recognized as soil was processed. The Company's soil remediation division was disposed of during October, 1997.

                                 ECOS GROUP, INC
                          NOTES TO FINANCIAL STATEMENTS


     NET INCOME PER SHARE. Net income per share computations are based on the weighted average common shares outstanding of 20,266,693 and 18,222,072 for the quarters ended December 31, 1998 and 1997, respectively. Potential common shares have not been included in the weighted average common shares outstanding as they are anti-dilutive for all periods presented.

     DISCONTINUED OPERATIONS. During fiscal year ended March 31, 1998, certain wholly-owned subsidiary ceased operations and disposed of all operating assets. As such, the Company has treated this subsidiary as discontinued operations for all periods presented. During April, 1996, ABC Cable Products, Inc., a wholly-owned subsidiary, ceased operations and disposed of all of its operating assets. As such, the Company has treated the Cable Products Division as discontinued operations for all periods presented.

3. COMMITMENTS AND CONTINGENCIES. The Company has been involved in various discussions with a former private senior lender to the Company. The purpose of these discussions has been to settle all outstanding differences between the former lender and the Company regarding a variety of matters including, without limitation, the exercise price of the former lender's outstanding warrants, amounts claimed to be owed to the former lender for legal and financial advisory fees, shares claimed to be owed to the former lender for the loan of funds and services rendered, and claimed rights to additional shares of the Company's stock. Although all cash amounts owed to the former lender for principal and interest were paid in full in July, 1996, the former lender made demands on the Company, as well as asserting enforceability of claimed agreements. Although the Company has rejected the validity of all such claims, it has agreed to reach an accommodation with the former lender on some of these claims solely for the purpose of reaching a definitive settlement of all outstanding differences. To date, the former lender has not agreed to any settlement. The Company, is unable to foresee the ultimate outcome of this matter.

     NASDAQ DELISTING. The Company shares were delisted from the NASDAQ Small Cap Market effective January 2, 1998. The Company did not meet NASDAQ requirements for total capital and surplus of $2,000,000. The Company's plan for maintaining compliance with NASDAQ listing requirements was rejected and the Company received notification of delisting December 17, 1997.

4. RELATED PARTY TRANSACTIONS. In July, 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan. The balance of this note is $15,000 at December 31, 1998

                                 ECOS GROUP, INC
                          NOTES TO FINANCIAL STATEMENTS

     During 1997, the Company's remediation division had a note payable to an affiliated company under common ownership of the Company's chief executive officer for $303,000 with a 13.5% interest rate. On November 17, 1998 a mutual agreement was reached between the Company and its Chief Executive officer to terminate their four-year employment contract dated July 8, 1996. In exchange for termination of the employment contract, the Officer agreed to release the company from $354,337 obligation payable to the Officer in the form of a note payable as well as surrender 633,365 shares of Series B Convertible Preferred Stock of the Company.

     On December 31, 1996, the Company borrowed $1,000,000 from a shareholder/director of the Company pursuant to a one year promissory note bearing interest at 14% per annum. For the first three months of the note, while the Company sought alternative long-term financing, the note was unsecured with interest only payable monthly. Commencing March, 1997, monthly payments of principal and interest were required until maturity in December, 1997, and the note was secured by all trade accounts receivable of the Company. This note was repaid on May 5, 1997 from proceeds of a $1,000,000 loan received from the father of the shareholder. This latter note was modified to a three month promissory note maturing on August 5, 1997, with monthly interest only payable at 12% per annum. The note was secured by all trade receivables of the Company. On September 23, 1997, the Company received a notice of its default on this note for nonpayment of principal and interest. The Company settled its default on this note by delivering a $608,000 promissory note dated October 29, 1997 in favor of the shareholder's father, bearing interest at 12% per annum with quarterly principal and interest payments of $40,867, and agreeing to issue 2,666,667 shares of the Company's Common Stock. The new note and the agreement to issue stock extinguishes the $1,000,000 promissory note dated May 5, 1997. The balance of this note is $513,336 at December 31, 1998.

     In May, 1997, the Company borrowed $72,000 from the mother of a former director and shareholder of the Company. The loan is due upon demand and bears interest at 12% per annum. The balance of this loan is $72,000 at December 31, 1998.

5. GOING CONCERN CONSIDERATION. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered significant net losses for the years ended March 31, 1998 and 1997 and currently has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has developed a plan that will include, but is not limited to, the following actions to fund its working capital requirements and raise capital to achieve its growth:

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

     RESULTS OF OPERATIONS:

     Revenues for the nine months ended December 31, 1998 (the "98 to date") increased by $78,411 or 2.1% to $3,730,449 from $3,652,038 for the corresponding nine months ended December 31, 1997 (the "97 to date"). For the quarter ended December 31, 1998 (the "98 Quarter") and December 31, 1997, comparable revenues decreased $140,901 or 12% from $1,173,811 to $1,032,910.

     Direct costs were $2,213,053 in 98 to date versus $2,131,127 in 97 to date, a $81,926 or 3.8% increase. For the 98 quarter direct costs were $646,185, a $66,729 decrease over the $712,914 in the 97 quarter. Direct costs consist of all professional and technical labor, subcontractor, supplies and other revenue generating expenses. Gross profit as a percentage of revenue was 37.4 and 39.3% in the 98 quarter and 97 quarters, respectively. The comparable to date gross profit percentages were 40.7% and 41.6%, respectively. The decreased gross profit percentage is attributed to the higher direct costs during 98 to date.

     General, administrative and other operating costs decreased $355,467, or 45% to $436,913 for the 98 Quarter compared to $792,380 for the 97 Quarter. The reduced costs are also reflected in the 98 to date of $1,343,107 compared to $2,322,825 for the 97 Quarter, a $979,718 or 42% improvement. Operating costs show continued improvement because of the restructuring efforts implemented by the Company's new management over the past twenty-one months.

     Other income for the 98 Quarter and year to date reflects the $354,337 favorable effect of the forgiveness of debt by the Company's Chief executive officer (see Note 4 - Related Party Transactions). The 98 to date also includes the favorable effect of a settlement agreement for a claim payable to one of the Company's attorneys in the amount of $230,668. Discontinued

                                 ECOS GROUP, INC
                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

     operations for the 97 Quarter and year to date includes the unfavorable results of $363,235 and $7,478,781, respectively, of the effect of discontinued operations of the Remediation Division, which was disposed of during the 97 quarter.

     Net income for the 98 Quarter of $287,414 improved significantly by $1,109,485 over the $822,071 loss in the 97 Quarter. The 97 Quarter includes Loss from discontinued operations of $363,235. The 98 Quarter includes a Forgiveness of debt of $354,337. Excluding both of these large non-recurring items, the 98 Quarter improved as compared to the 97 Quarter by $391,913.

     Cumulatively, Net income for the 98 to date was $706,342 compared to a $8,430,540 loss for 97 to date. The 97 to date includes Loss from discontinued operation of $7,478,781. The 98 to date includes an Accounts Payable settlement of $230,668 and Forgiveness of debt of $354,337. Excluding all of these large non-recurring items, the 98 quarter improved as compared to the 97 Quarter by $1,073,096.

     LIQUIDITY AND CAPITAL RESOURCES:

     The company had a working capital deficit of $787,197 at December 31, 1998 compared to $1,467,483 at March 31, 1998. This working capital decrease in deficit of $680,286 reflects a working capital ratio of .58 at December 31, 1998 from .44 at March 31, 1998. Historically the Company has experienced capital and liquidity problems and no assurances can be given that such shortages will not negatively impact the Company's operations in the future.

     The Company's cash flow was $102,272 in the 98 to date compared to $330,669 cash decrease in the 97 to date. The major cash inflow in the 98 to date was $228,580 from operating activities. The Company's control of expenditures during 98 to date is reflected in the small amount ($12,022) of cash used in investing activities. The cash generated in the 98 quarter was used to pay its obligations in the amount of $114,286. The Financing activities in the 97 to date include the effects of the loans related to the Remediation division which was disposed in the 97 Quarter.

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



                                              ECOS GROUP, INC.

                                              By: /s/ Charles C. Evans
                                                 -------------------------------
                                              Dr. Charles C. Evans
                                              Chairman of the Board


                                              By: /s/ Ana Caminas
                                                 -------------------------------
                                              Ana Caminas
                                              Chief Financial Officer
                                              On behalf of the Registrant and as
                                              Principal Accounting Officer