Form 10KSB40
period 1999-03-31
ECOS GROUP INC
filed 1999-07-15
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          [Fee required]

                    For the fiscal year ended March 31, 1999

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          [No fee required]

                         Commission File Number 0-16322

                                ECOS Group, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

            Colorado                                            84-1061207
-------------------------------                            -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

99 Southeast Fifth Street, Miami, Florida 33131                      33405
-----------------------------------------------                    ---------
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year: $4,814,116

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,238,543 on the average bid and asked price of $.0625 on June 30, 1999.

As of March 31, 1999, the Company had a total of 20,266,693 shares of Common Stock outstanding.

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

     In July of 1996, Evans Environmental Corp. purchased American Remedial Technologies, Inc. ("ART"), a Florida corporation that was engaged in the remediation of contaminated soils. The Company then changed its name to ECOS Group, Inc. to reflect the broader business interests of the Company with its new subsidiary.

     In October of 1997, the Company disposed of ART to cure the defaults ART had incurred on loans that had supported ART. This subsidiary had never achieved the projections, which had been prepared for this subsidiary. The Company currently operates with one active subsidiary, Evans Environmental and Geosciences (EE&G).

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

     Within the broad scope of environmental consulting, testing, and engineering services, EE&G offers specialized services in three practice areas:
Asbestos, Hazardous Substances, and Indoor Air Quality. While management is constantly evaluating opportunities in other lines of business, expansion plans for this year focus primarily on increasing market share within the Company's existing market (primarily Florida) and also expanding EE&G's geographic reach, enabling it to supply its current scope of services over a larger geographic region. Management is also currently evaluating acquisition possibilities for the upcoming year.

The Asbestos Practice

     EE&G provides a comprehensive suite of Asbestos consulting services, including:

o  Building inspections and assessments.

o  Laboratory analysis of building materials.

o  Abatement design specifications.

o  Contractor performance and compliance monitoring.

o  Air quality testing.

o  Training.

o  Expert witness testimony.

     This practice area currently supplies approximately 43% of EE&G's total revenues. In the early 1990's, Asbestos supplied nearly 90% of EE&G's revenues. The percentage of EE&G's revenues supplied by the Asbestos practice has decreased dramatically in the past few years. This decrease in the percentage of Asbestos revenues is attributable to a lack of growth in the Asbestos practice compared with solid growth in the Hazardous Substance practice.

     Management sees little opportunity for significant growth within the State of Florida in the Asbestos practice area. An aggressive state enforcement program in the early part of this decade combined with the limited use of asbestos products in Florida construction both due to the mild climate and youth of many of the buildings has had a negative impact on this market. Management believes that greater opportunities for growth in this practice area are to be found in geographic areas where the cities and their infrastructure are older and the climate is cooler. Accordingly, Management is currently working toward expanding into the Northeastern portion of the United States.

     In March of 1998, Management laid the beginning groundwork for expansion of its Asbestos practice into Europe through the sale of intellectual property to a privately held, development stage, French company based outside of Paris. Management will also supply professional services to this company and lease certain equipment to this French company. In return for the above described goods and services, EE&G will receive 5% ownership in the French company in addition to a 2-1/2% royalty on revenue for three years, monthly lease payments and monthly payments for services. The French company is also responsible for establishing a French corporation, to be known as EE&G Europe, SARL, including the initial capitalization of that corporation as required by French law. EE&G will own 80% of the newly established French corporation. As of March 31, 1999, the French company was delinquent in its obligations to the Company and the Company was considering more aggressive collection efforts.

The Hazardous Substance Practice

     EE&G's Hazardous Substance (HS) practice area comprised nearly 47% of EE&G's gross revenues in FY 1999. The HS practice consists of professional employees with backgrounds predominantly in geology, engineering, biology, and other natural sciences. The staff includes a variety of registered professionals, including Professional Geologists, Professional Engineers, and a Certified Hazardous Substance Manager. The primary project types in which the HS practice area earns its revenues are as follows:

     o Soil and Groundwater Assessment and Remediation. The largest source of revenue in the HS practice area in FY 1999 was the assessment and remediation of soil and groundwater contamination incidents at municipal, commercial, and industrial facilities. Due to the sensitivity of the groundwater aquifer system in Florida and increased regulatory pressures, EE&G clients continued to pursue investigation and remediation of soil and groundwater on their properties that had been contaminated with petroleum hydrocarbons, chlorinated solvents, heavy metals, and pesticides and PCBs. EE&G performed numerous design/build services for clients, performing the engineering design, construction management, and actual construction and operation and maintenance of remediation systems.

     o  Real Estate Transaction Audits/Due-Diligence Audits. Since the
        Superfund Amendments Reauthorization Act (SARA) of 1986 potential buyers, financers, mortgagers, etc. of commercial property are advised to conduct an environmental audit of the property prior to closing. This is often referred to as the "Buyer Beware" rule. Since the national economy continued to be strong throughout FY 1999, the HS practice continued to see significant revenues from environmental audits relative to real estate transactions.

     o  Petroleum Storage Tank Management. On December 31, 1998 the
        Federal and State deadline for required upgrades to underground storage tank (UST) systems expired. EE&G continued to obtain a fair amount of business in the assessment, remediation, closure, design, and installation of UST and aboveground storage tank (AST) systems. As this deadline is now passed, management anticipates a decline in the demand for this service in the latter half of calendar year 1999.

     o Compliance Audits. EE&G was active in performance of compliance audits in FY 1999, primarily for its industrial/manufacturing clients. EE&G assisted its clients by bringing their facilities into compliance with environmental regulations and best management practices, which typically result in waste minimization and costs savings to the client.

     o Engineering/Design. EE&G continued to expand its engineering capabilities in FY 1999. EE&G engineers completed projects involving soil and groundwater remediation systems, storm water management systems, sanitary sewer systems, pollution prevention equipment, HVAC design and various types of permitting.

The Indoor Air Quality Practice

     Industrial Hygiene is defined as the recognition, evaluation and control of workplace hazards. This definition has recently expanded to include non-traditional issues in work environments in which industrial hygiene has not traditionally been practiced. EE&G's Indoor Air Quality (IAQ) practice area accounted for 10% of the Company's gross revenue in FY 1999.

     The primary project types in which the IAQ practice earns revenues are as follows:

     o Industrial Hygiene Evaluations. This typically involves the collection of air sample data for specific chemical or physical agents, and relating them to established exposure standards. This type of work is driven by the Occupational Safety and Health Administration (OSHA), and takes place in industrial facilities where employees are exposed in the normal course of their work. These projects account for less than 10% of the revenues for the practice area, and is not considered to have significant growth potential. This limited growth potential is due to limited enforcement, a lack of unions in Florida, few "smoke stack" industries in Florida, and competition from insurance companies who offer similar services to their clients.

     o Indoor Air Quality Services. These projects involve the investigation of unknown agents primarily in commercial and municipal buildings that are resulting in occupant illness and discomfort. EE&G conducts initial IAQ investigations, and offers comprehensive design solutions to remediate IAQ issues. Currently there are no regulations driving these projects, and there are few established standards to compare and evaluate data. Increased public awareness, combined with several large legal cases involving "sick building syndrome" have resulted in a significant increase in the demand for IAQ services. EE&G's IAQ services expanded in Fiscal 1999 to construction management and oversight of architectural and mechanical modifications/renovations to building components and heating, ventilation and air conditioning systems relative to building IAQ problems. Due to a new contract signed in July 1999, Management anticipates that the IAQ construction management services will comprise 50% of the IAQ practice. Due to this new contract, the IAQ practice revenues are expected to double in Fiscal 2000. IAQ projects currently account for approximately 70% of revenues for the practice area.

     o Lead-Based Paint (LBP) Services. LBP was applied to a wide variety of surfaces for many years. The presence of LBP now represents a potential source of environmental pollution if the paint is either in poor condition, or is improperly removed and disposed of. EE&G offers LBP inspection services utilizing state-of-the-art instrumentation, as well as complete design and construction management services for LBP abatement projects. LBP services currently account for approximately 20% of revenues for the practice area. There are several regulations that impact this type of work, and a general increase of awareness among existing clients has resulted in a 10% growth of LBP services in FY 1999. Continued growth is expected in FY 2000. There are currently several proposed regulations that, if passed, may create a significantly increased demand for LBP inspections. EE&G is monitoring legislative progress in this area so as to be prepared to meet a sudden increase in demand for these services.

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

     For the Fiscal Year ended March 31, 1999, one of the Company's customers represented nearly 11% of revenue but only 4% of the accounts receivable. Also, the top ten customers of the Company combined comprised 51% of the total revenues and 41% of the accounts receivable. For the fiscal year ended March 31, 1998, two of the Company's customers combined represented 11% of the Company's revenues and 13% of the Company's accounts receivable.

Backlog

     The majority of EE&G's work is done under multi-year, indefinite delivery contracts. These contracts rarely guarantee a minimum quantity of work, except as specified on any one work or purchase order issued under such a contract. Most projects under individual work or purchase orders are completed within 90 days of issuance of the order to commence. Because of the above contractual arrangements, EE&G recognizes very little backlog at any point in time.

Competition

     EE&G operates in a highly competitive industry in which there are many companies with greater resources and facilities and also numerous independent operators that can collaborate with other companies to provide similar services. EE&G has been successful in competing with both large and small organizations and has maintained and/or expanded its practices despite the high level of competition. EE&G derives a significant competitive advantage from a large regional presence in Florida and its thirteen years of successful work in this region.

Government Regulation

     The Company is subject to extensive and evolving government regulations administered by various state and federal agencies and authorities. In many respects, these regulations both govern the operation of the Company and contribute to the demand for its services. Although the Company's customers remain responsible by law for their environmental problems, the Company must comply with the requirements of those laws applicable to its services. The relevant laws and regulations that may affect the Company's operations include the U.S. Environmental Protection Agency regulations and state regulations regarding asbestos consulting, professional engineering, professional geology, federal and state regulations governing the generation, treatment, transportation and disposal of hazardous wastes, the clean-up of hazardous waste sites and those governing workers in the workplace. Many of these areas are both relatively new and rapidly developing and, therefore, the Company cannot predict the extent to which the Company's operations may be affected by changes to enforcement policies applied pursuant to current laws or by the enactment of new environmental laws and regulations.

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

     The Company has claims submitted, as of March 31, 1999, totaling approximately $179,000, net of reserves, under the FIPT's prior program. As of March 31, 1999 the Company does not have any material claims remaining to be submitted under the new program. The Company has no plans at this time for future participation in this program.

Intellectual Property Rights

     The Company has no present patent application pending nor does it recognize intellectual property as an asset on its balance sheet. The Company has sold certain intellectual property as described in Item 1(b) - "The Asbestos Practice"

Research and Development

     For the fiscal year ended March 31, 1999, the Company did not expend any significant funds on research and development activities

Environmental Considerations

     While it does not generate or assume ownership of hazardous waste, the Company does, through its laboratories and field services, handle potentially hazardous substances as samples submitted for analysis. These samples are disposed of under State-approved plans for the temporary storage, transport and disposal of such materials. All hazardous waste is stored in appropriate drums and packaged for shipping according to Federal Department of Transportation regulations to an approved waste disposal site by an approved hazardous waste hauler. The Company's costs of compliance with environmental laws and regulations is approximately $5,000 per year, primarily for hazardous waste disposal. See "Governmental Regulation" for a discussion of other environmental laws and regulations to which the Company is subject and the effects of compliance with such laws and regulations on the Company.

Seasonality

     The Company's consulting revenue increases during the second quarter of each fiscal year, due to the work done for school district clients. This is the time of the year when schools are partly vacant and most asbestos remediation work is scheduled. Other than this item, there is no seasonality with respect to the Company's business.

Sources and Availability of Raw Materials

     The raw materials, including the products used by the Company are believed by the Company to be in wide supply and available from a number of sources.

Inflation

     Management believes that inflation does not materially affect the operations of the Company.

Employees

     As of March 31, 1999, the Company employed 45 full time employees. No employees are members of a collective bargaining unit under a union representation contract. Management believes its relations with its employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns no real property. The Company leases 11,888 square feet for its Miami laboratory facility and operating offices. The Company maintains offices throughout Florida, the combined costs of these leases are approximately $245,000 annually. The Company would not be materially adversely affected if it were necessary to relocate any of its offices. In fact, Management believes it will substantially reduce its lease costs when the Miami lease expires in January of 2000. The Company believes that its facilities are more than adequate for its current operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in a legal proceeding, seeking an unspecified amount of damages, regarding the failure to disclose the existence of underground tanks. The properties were not alleged to have been contaminated. The Company and its legal counsel believe the claim is without merit and have vigorously contested the matter. The accompanying financial statements do not reflect any adjustments for this uncertainty.

     The Company is also the subject of a lawsuit alleging breach of contract on behalf of the Company. The Company believes it has adequate legal defenses with respect to the action and has and will continue to vigorously defend against the action. However, it is reasonably possible that this action could result in an outcome unfavorable to the Company. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of this action is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations. Management has provided a reserve of $100,000 for this uncertainty.

     The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the Over the Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ECOS. The Company's shares were delisted from the NASDAQ SmallCap marketplace effective January 2, 1998. The quotations set forth below are inter-dealer quotations obtained from NASDAQ, do not reflect retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. The Company's Common Stock also began trading under the symbol EVE April 20, 1995 on the Freiverhehr (over-the-counter market) of the Berlin Stock Exchange, Berlin, Germany and under the same symbol in 1997 on the Frankfurter Wertpaperborse (over-the-counter market) of the Frankfurt Stock Exchange in Frankfurt, Germany.

     The Company had 347 shareholders of record as of June 30, 1999 and believes there are approximately 1,100 additional beneficial holders of its securities who hold such shares in "street" or nominee name.

Quarter Ended                         High Bid                 Low Bid
-------------                         --------                 -------
Fiscal 1999:
March 31, 1999                         $0.0469                 $0.0312
December 31, 1998                      $0.0469                 $0.0156
September 30, 1998                     $0.1250                 $0.0156
June 30, 1998                          $0.1562                 $0.0781

Fiscal 1998:
March 31, 1998                         $0.1250                 $0.1250
December 31, 1997                      $0.4250                 $0.1500
September 30, 1997                     $0.3250                 $0.2250
June 30, 1997                          $0.5625                 $0.3250

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Introduction

     Through fiscal year 1997 and into fiscal year 1998, ART showed significant operating losses. Management's plan to generate profits within ART was to develop a system to process biosolids with the waste heat from the thermal treatment process.

     During Fiscal 1998, management borrowed $500,000 from a private lender as a bridge loan until the Company could complete a contemplated equity offering to raise $2,000,000. This $2,000,000 was to fund the continued operation of ART pending the approval of a biosolids processing permit and the ramp-up period to operating at full capacity. In late August of 1997, the Company received notice that the biosolids permit would not be considered until January 1998, and the Company was unable to successfully complete the anticipated equity offering. The result of the above left the Company unable to fulfill its obligations to its lender, consequently the lender declared the Company in default under the terms of the loans and foreclosed on the collateral.

     The above described actions led the Board of Directors to discontinue acceptance of contaminated soil at the ART facility and to begin burning off the inventory. The Board further instructed Management to explore any and all means to minimize the financial damage to the Company from the loss of ART. The results of Management's efforts were the forfeiture of the thermal remediation plant at the Port of Los Angeles to satisfy the note secured by that equipment, the forfeiture of the stock in ART to satisfy the note secured by that stock, the conversion of a note for $464,000 plus accrued interest to equity, and the retention of $608,000 in debt by the Company with the receivables of EE&G as security for this new note.

     In September 1997, Mr. David Langle, the Chief Financial Officer (CFO), resigned. Mr. Langle was replaced by Mr. Michael Baker, formerly a Vice President of the Company. In February of 1998, Enrique Tomeu, the CEO of ECOS Group, Inc. took a leave of absence from the Company. Mr. Tomeu was replaced by Dr. Charles Evans, the Company's Chairman, as Interim CEO. In June 1998, Dr. Evans accepted a one-year contract to serve as the Chief Executive Officer of the Company. In July 1998, Mr. Baker resigned and no replacement CFO was appointed until March of 1999, when Ms. Ana Caminas became the Company's CFO.

Fiscal 99 Compared to Fiscal 98

     During the fiscal year ended March 31, 1999 ("Fiscal 99"), the Company ended with Net Income of $320,770, as compared to a loss of $9,155,369 for the fiscal year ended March 31, 1998 ("Fiscal 98").

     During Fiscal 99, The Company's new management, continued the cost saving actions which were started during Fiscal 98, including significant labor reductions, restructuring of under-performing consulting offices, closing of unprofitable consulting offices, reductions of corporate overhead and other measures. The results of these cost saving measures contributed to the Company's return to profitability during Fiscal 99. Management believes that the Company can experience sustained and profitable revenue growth in the future, although no assurances can be given.

     The Company has broadened its service areas offered to clients by the addition of several new senior professionals to the existing management staff of its subsidiary, EE&G, and realigning it's organizational structure from an office based to a practice based structure. This realignment has increased cooperation among EE&G's operating areas and improved the ability to market all aspects of EE&G to clients.

     The Company's revenues decreased marginally from $4,846,819 for Fiscal 98 to $4,814,116 for Fiscal 99, a decrease of $32,703 or approximately 0.7%. Direct costs were $2,853,989 for Fiscal 99 versus $2,780,068 for Fiscal 98 representing an increase of $73,921 or approximately 2.7%. The Company's gross margin reduced from 42.6% in Fiscal 98 to 40.7% in Fiscal 97.

     Reflective of the Company's cost saving actions, Other Costs and Expenses decreased $1,089,439 or 34% to $2,128,985 for Fiscal 99 compared to $3,218,424 for Fiscal 98. Included in the Fiscal 99 expenses is an expense for the issuance of Stock compensation for Directors, Management and employees amounting to $351,065. Excluding this one-time item, Fiscal 1999 expenses were nearly cut in half when compared to Fiscal 1998 due to the cost saving actions which were started during Fiscal 98.

     The operating loss for Fiscal 99 was $168,858 a decrease of $982,815 or 85% from the Fiscal 98 operating loss of $1,151,673. Excluding the expense for Stock compensation, an operating income of $182,207 would have resulted in Fiscal 99.

     On November 12, 1998, the Company executed a Settlement Agreement for a claim payable to one of its attorneys. As a result, the Company recorded a gain, net of expenses, of $230,000, during Fiscal 1999, Additionally, On November 17, 1998, a mutual agreement was reached between the Company and its then Chief Executive Officer to terminate their four-year employment contract dated July 8, 1996. In exchange for the termination, the Officer agreed to release the Company from a $354,337 obligation payable to the Officer in the form of a note payable as well as surrender 633,365 shares of Series B Convertible Preferred Stock of the Company. As a result, the Company recorded a gain of $354,337 during Fiscal 1999. Conversely, Fiscal 1998 reflects two large one-time other expenses: the Disposal of Marketable Securities resulted in a loss of $150,000, and Disposal of Fixed assets resulted in a loss of $336,938.

         The aforementioned one-time items further contributed to the improvement in the income from continuing operations of $320,770 for Fiscal 99. This was $1,997,358 better than the $1,676,588 loss for Fiscal 98 and can be summarized as follows:

                                                               Fiscal 99          Fiscal 98
                                                              ----------          ----------
Income from consulting offices                                $1,960,127          $ 2,066,751
Corporate overhead                                            (2,128,985)          (3,218,424)
Other Income (expense)                                           489,628             (524,915)
                                                              ----------          -----------
Loss before income taxes and discontinued operations          $  320,770          ($1,676,588)
                                                              ----------          -----------

     Net Income for Fiscal 99 was $320,770 compared to a $9,155,369 loss for Fiscal 98. The loss for Fiscal 98 includes a loss from disposal and discontinued operations of ART amounting to $7,478,781.

Liquidity and Capital Resources

     The Company had a working capital deficit of $1,175,356 at March 31, 1999, compared with a working capital deficit of $1,467,483 at March 31, 1998. This decrease in deficit of $292,127 reflects a working capital ratio of .50 at March 31, 1999 from .44 at March 31, 1998.

     Net cash increased during Fiscal 99 by $21,775 compared to a decrease during Fiscal 98 of $380,880. Cash provided by continuing operations was $190,332 compared to cash used of $86,992 in Fiscal 98. Decrease in notes receivable during Fiscal 98 provided $266,122. There were no other significant investing activities in either year. The net cash used in financing activities of $ 151,629 in Fiscal 99 and $161,931 in Fiscal 98 resulted primarily from the Company's paydown of past obligations.

     The Company entered into subcontractor finance agreements totaling $518,716 during fiscal years 1998 and 1997, eligible for reimbursement under the FIPT. Under these agreements, the Company must prepay interest for 12 months based on the published prime rate at the time of funding. Also, at the time of funding the Company must prepay additional interest at a rate of 5% to a reserve account for months 13 through 18. If reimbursement from the FIPT takes more than 18 months, then interest must be prepaid on a quarterly basis at the rate of prime plus 3%. The Company is liable to the financing companies for any reimbursement denials. The Company must pay any denied reimbursements within 10 days of notification. As of March 31, 1999, the Company had outstanding balances of $251,077.

     The Company continues to monitor the recent governmental activities in Florida with respect to changes in the FIPT, see Item 1. Description of Business
- Governmental Regulation, above. As of March 31, 1999, the Company had claims submitted to the FIPT totaling $179,008, net of reserves.

     The Company intends to fund its current operations from a combination of cash on hand, cash generated from operations, potential new equity or a sale of assets. These sources of capital are expected to fund the Company's current operations through March 31, 2000. Management believes that the Company can experience sustained and profitable revenue growth in the future, although no assurances can be given. However, if the Company does not continue its profitability, or absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

ITEM 7. FINANCIAL STATEMENTS.

     The Company's audited consolidated financial statements immediately follow the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company as of June 30, 1999 are as follows:

                                                                         In Office
       Name                Age              Position(s)                    Since
       ----                ---              ----------                   ---------
Wendell R. Anderson         66      Director                                1994

Luis De la Cruz             46      Director                                1996

Leon S. Eplan               70      Director                                1993

Dr. Charles C. Evans        42      Chairman of the Board of Directors      1993
                                    Interim Chief Executive Officer         1998
                                    Chief Executive Officer                 1998

Joseph F. Startari          51      Director                                1996


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

     Dr. Charles C. Evans joined the Company as Chairman of the Board of Directors in January 1993. Until March 1995, Dr. Evans served as the President and Chief Executive Officer of the Company, and also as the President of Evans Environmental. Since 1986 and until March 1995, Dr. Evans had been continuously employed as President of one or more of Evans Environmental's subsidiaries. In February of 1998, Dr. Evans was appointed interim Chief Executive Officer of the Company, and in June of 1998, was appointed to Chief Executive Officer under a one year agreement.

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

Committees of the Board of Directors

     The Board of Directors has established a Compensation Committee, of which Mr. Luis de la Cruz, Chairman, Mr. Wendell Anderson and Dr. Charles Evans are members. The functions of the Compensation Committee are to review and approve annual salaries and bonuses for all executive officers and review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, including the granting of stock options pursuant to the Company's stock option plans.

     The Board of Directors has also established an Audit Committee of which Mr. Joseph F. Startari, Chairman, Mr. Leon Eplan and Dr. Charles Evans are members. The functions of the Audit Committee are to oversee the Company's Chief Financial Officer, meet periodically with the Company's outside auditors, and generally be responsible for the Company's financial and accounting policies.

Section 16(a) Reports

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that, for the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended March 31, 1999 and March 31, 1998 for employees whose aggregate compensation exceeded $100,000 for either of the two fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                              Long Term Compensation
                                    Annual Compensation                               Awards
                             ------------------------------------        --------------------------------
                                                                                              Securities
         Name and                                                           Restricted         Underlying
    Principal Position       Year          Salary          Bonus         Stock Award $         Options
    ------------------       ----         --------        -------        -------------       -----------
     Charles Evans           1999         $ 92,708                         $111,927            300,000*
   Chairman and Chief
   Executive Officer

      Timothy Gipe           1999         $ 95,042        $35,155          $102,939            500,000*
       President

   Enrique A. Tomeu,         1998         $ 66,730
  President and Chief
   Executive Officer

   Enrique A. Tomeu,         1997         $102,800
  President and Chief
   Executive Officer

                   TOTAL                                                    $214,866            800,000

-----------------
*  For a description of the options granted in Fiscal 1999 see "Options" below.

Options

     In March, 1999, the Board of Directors awarded common stock and warrants to Messers. Charles Evans and Timothy Gipe for past due unpaid compensation aggregating $214,866. In June, 1999, the Company issued 2,869,923 and 2,639,462 shares of common stock to Messers. Evans and Gipe, respectively. A combined compensation expense of $214,866 was recognized in the year ended March 31, 1999. An equal number of warrants to purchase common stock of the Corporation at 110% of the market price (ten days after the Company becomes current with its SEC filings) were issued to the same officers. Additionally, during Fiscal 1999, Messers. Evans and Gipe were granted 300,000 and 500,000 stock options, respectively; each of which is, (i) for 3 years, (ii) immediately exercisable,
(iii) at an exercise price of $0.10 per share (the market price on the date of the grant).

Compensation Arrangements

   Employment Agreement

     Enrique A. Tomeu was employed as the Chief Executive Officer and President of the Company pursuant to a four year employment agreement dated as of July 8, 1996. As compensation thereunder, Mr. Tomeu was entitled to receive an annual salary of $150,000; a luxury automobile; a $900 per month non-accountable expense allowance; an expense account for business travel and other expenses; six weeks paid vacation annually; health insurance for himself and his family; and a $3,000,000 life insurance policy on his life payable to his designees. In addition, Mr. Tomeu could have been entitled to a bonus based on the performance of the Company, at the discretion of the Board of Directors. Upon termination of his employment with the Company by virtue of his involuntary resignation, permanent disability (as defined in the agreement) or dismissal for other than cause (as defined in the agreement), Mr. Tomeu would have been entitled to convert any Series B Convertible Preferred Stock, which he then may have owned, to Common Stock as though the applicable earnouts had been earned. As a part of his employment agreement, Mr. Tomeu has agreed not to compete with the Company's business for a period of one year following his voluntary resignation or the termination of his employment for cause.

     On November 17, 1998, a mutual agreement was reached between the Company and Mr. Tomeu to terminate their four-year employment contract dated July 8, 1996. In exchange for the termination, the Officer agreed to release the Company from a $354,337 obligation payable to the Officer in the form of a note payable as well as surrender 633,365 shares of Series B Convertible Preferred Stock of the Company. As a result, the Company recorded a gain of $354,337 during the year ended March 31, 1999. These shares are currently being held by EE&G, the Company's subsidiary.

     On July 3, 1996, Dr. Evans, Chairman of the Board was employed by the Company pursuant to a new three-year employment agreement and a new three-year consulting agreement. The new employment agreement provides for an annual salary of $24,000; a $500 auto allowance; an expense account for business travel and other expenses; and eight weeks paid vacation annually. The consulting agreement provides for annual fees of $50,000 and an expense account for business travel and other expenses. In addition, Dr. Evans may be entitled to a bonus at the discretion of the Board of Directors based on the performance of the Company. Dr. Evans has agreed not to compete with the Company's business for a period of one-year following his voluntary resignation or the termination of his employment with the Company for cause.

     In June, 1998, Dr. Evans' existing agreements were deferred in lieu of a one year agreement to serve as Chief Executive Officer of the Company. Pursuant to this agreement, Dr. Evans is to receive a salary of $100,000 per year, a car allowance of $600 per month, a performance based bonus of up to $15,000 per year, reimbursement for business travel and expenses and eight weeks paid vacation per year.

Compensation of Directors

     Each director who is not an executive officer or employee of the Company is entitled to a fee of $300 per meeting. Further, for serving on the Board of Directors, directors received mandatory stock option grants under the 1993 Stock Option Plan and are entitled to additional compensation duly authorized by the Board of Directors. In March, 1999, the Board of Directors voted to award common stock and warrants for past due unpaid compensation. In June, 1999, the Company issued 1,276,923 shares of common stock for the directors. A compensation expense of $49,800 was recognized in the year ended March 31, 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Shareholders

     The following table sets forth certain information, as of June 30, 1999, regarding the Company's Common Stock owned of record or beneficially by (i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock, (ii) each director and executive officer and (iii) all directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.

     In accordance with Rule 13d-3, promulgated under the Exchange Act, shares that are not outstanding but that are issuable upon exercise of outstanding options, warrants, rights or conversion privileges have been deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person owning such right, but have not been deemed outstanding for the purpose of computing the percentage for any other person. As of June 30, 1999, there were 29,418,334 shares of Common Stock issued and outstanding.


                                                  Common Stock                     Preferred Stock
                                        -----------------------------        ---------------------------
                                        Amount and Nature of                 Amount and Nature
                                             Beneficial         % of           of Beneficial       % of
     Name and Address                         Ownership         Class            Ownership         Class
     ----------------                   --------------------    -----        -----------------     -----
Enrique A. Tomeu (1)                          1,900,000          4.82%               --             --
1000 Southern Blvd., Ste 300
West Palm Beach, Florida 33405

Strategica Capital Corporation (2)
1221 Brickell Avenue, Ste 2600                2,460,193          6.25%               --             --
Miami, Florida 33131

Charles C. Evans (3)                          6,489,846         16.47%               --             --
99 S.E. 5th St., 4th Floor
Miami, Florida 33131


Timothy Gipe (4)                              5,778,924         14.67%               --             --
99 S.E. 5th St. 4th Floor
Miami, Florida 33131

All Directors, Executive Officers
and nominees as a Group                      15,022,616         38.14%               --              --
 (6 persons) (5)

---------------
(1) Does not include 122,277 shares of Common Stock owned of record by Mr. Tomeu's mother as to which shares Mr. Tomeu disclaims beneficial ownership.

(2) Includes (i) 175,000 shares of Common Stock issuable under currently exercisable warrants granted to a predecessor corporation and (ii) 761,731 shares of Series A Convertible Preferred Stock issuable under currently exercisable warrants. The shares of Series A Convertible Preferred Stock are convertible into 2,285,193 shares of Common Stock.

(3) Includes options to purchase 300,000 shares of Common Stock, 2,869,923 common stock issued in June 1999 and 2,869,923 currently exercisable warrants.

(4) Includes options to purchase 500,000 shares of Common Stock, 2,639,462 common stock issued in June 1999 and 2,639,462 currently exercisable warrants.

(5) Includes options to purchase 1,000,000 shares of Common Stock and 6,786,308 currently exercisable warrants.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In July, 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan. The balance of this note is $15,000 at March 31, 1999.

     On December 31, 1996 the Company borrowed $1,000,000 from a shareholder/director of the Company pursuant to a one year promissory note bearing interest at 14% per annum. For the first three months of the note, while the Company sought alternative long-term financing, the note was unsecured with interest only payable monthly. Commencing March, 1997, monthly payments of principal and interest were required until maturity in December, 1997, and the note was secured by all trade accounts receivable of the Company. This note was repaid on May 5, 1997 from proceeds of a $1,000,000 loan received from the father of the shareholder. This latter note was modified to a three month promissory note maturing on August 5, 1997, with monthly interest only payable at 12% per annum. The note was secured by all trade receivables of the Company. On September 23, 1997, the Company received a notice of its default on this note for nonpayment of principal and interest. The Company settled its default on this note for nonpayment of principal and interest, by delivering a $608,000 promissory note dated October 29, 1997 in favor of the shareholder's father, bearing interest at 12% per annum with quarterly principal and interest payments of $40,867, and agreeing to issue 2,666,667 shares of the Company's Common Stock. The new note and the agreement to issue stock extinguishes the $1,000,000 promissory note dated May 5, 1997. The balance of this note is $487,869 at March 31, 1999.

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

     In May, 1997, the Company borrowed $72,000 from the mother of a former director and shareholder of the Company. The loan is due upon demand and bears interest at 12% per annum. The balance of this loan is $72,000 at March 31, 1999.

     During 1997, the Company's remediation division had a note payable to an affiliated company under common ownership of the Company's chief executive officer for $303,000 with a 13.5% interest rate. On November 17, 1998 a mutual agreement was reached between the Company and its Chief Executive officer to terminate their four-year employment contract dated July 8, 1996. In exchange for termination of the employment contract, the Officer agreed to release the company from $354,337 obligation payable to the Officer in the form of a note payable as well as surrender 633,365 shares of Series B Convertible Preferred Stock of the Company. These shares are currently being held by EE&G, the Company's subsidiary.

     On June 18, 1997, ART obtained a $500,000 promissory note from Sam Klein to fund its continuing operations. This note, bearing interest at 12% per annum, was due on June 18, 1998. The note was secured by all of the Common Stock of ART and was required to be repaid from expected proceeds from a $2,200,000 convertible equity offering the Company was pursuing. The convertible equity offering never materialized. On September 23, 1997 ART was notified that this $500,000 note was in default for nonpayment of interest., Sam Klein sold the note to a third party. In settlement of all amounts owed under the note, the Company transferred all the common stock of ART to the holder of the note, thereby effectively disposing of ART and extinguishing the obligation.

     On October 23, 1997, the Company disposed of American Remedial Technologies, Inc. ("ART") by transferring all of the Common Stock of ART to Messrs. Mark Patton, Fred Miller and Joe Torres Jr., the holders of a $500,000 promissory note receivable from ART, in complete satisfaction of the debt. The Company originally purchased ART for $7,500,000.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

3.1 Restated Articles of Incorporation, as amended, incorporated by reference from Exhibit 3(i) of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995, dated August 21, 1995.

3.2 Bylaws. incorporated by reference from Exhibit 3(ii) of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995, dated August 21, 1995.

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

4.7 Warrant Agreement dated July 8, 1996 between the Company and Clubb Capital Ltd. incorporated by reference from Exhibit 4.7 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996, dated July 15, 1996.

4.8 Warrant Agreement dated July 8, 1996 between the Company and Karl Spoddig. incorporated by reference from Exhibit 4.8 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996, dated July 15, 1996.

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

10.13 Stock Sale Agreement between the Company and Enrique A. Tomeu dated March 15, 1996, as amended, incorporated by reference from Exhibit
         10.13 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996, dated July 15, 1996.

10.14 Agency Agreement between the Company and Clubb Capital Ltd dated July 8, 1996, incorporated by reference from Exhibit 10.14 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996, dated July 15, 1996.

10.15 Asset Purchase Agreement between the Company, ABC Cable Products, Inc. and ICX International, Inc. dated April 3, 1996, incorporated by reference from Exhibit 10.15 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996, dated July 15, 1996.

10.16 Promissory Note between the Company and Lisa L. Robbins dated May 1, 1995, incorporated by reference from Exhibit 10.16 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996, dated July 15, 1996.

10.17 Corporate Relations Agreement, dated August 13, 1996, between the Company and Corporate Relations Group, Inc, incorporated by reference from Exhibit 10.2 of the Registrant's Registration Statement on Form S-3, dated October 11, 1996.

10.18 The Company's 1996 Stock Option Plan, incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders held on October 18, 1996.

(b) Reports on Form 8-K

         May 18, 1998         Change in registrant's Certifying Accountant
         May 28, 1998         Amended report of change in registrant's Certifying Accountant
         June 19, 1998        Resignation of Mr. Michael Klein from the Board of Directors and Mr. Michael
                              Baker, as interim Chief Financial Officer.
         November 12, 1998    Change in registrant's Certifying Accountant
         May 19, 1999         Amended report of change in registrant's Certifying Accountant


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ECOS Group, Inc.


                                        By:
                                           -------------------------------------
                                           Ana Caminas
                                           Chief Financial Officer
                                           Date: July 14, 1999

     In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the dates indicated.


         Signature                          Title                                   Date
         ---------                          -----                                   ----

/s/ Charles Evans                       Director                                July 14, 1999
-----------------------------
Dr. Charles C. Evans


/s/ Wendell Anderson                    Director                                July 14, 1999
-----------------------------
Wendell Anderson


/s/ Leon Eplan                          Director                                July 14, 1999
----------------------------
Leon S. Eplan


/s/ Luis De la Cruz                     Director                                July 14, 1999
----------------------------
Luis De la Cruz


/s/ Joseph Startari                     Director                                July 14, 1999
----------------------------
Joseph F. Startari

                                ECOS GROUP, INC.

                                ----------------


              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                              as of March 31, 1999
                 and for the years ended March 31, 1999 and 1998


                                ECOS GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                          Pages
                                                                          -----
Independent Auditor's Report                                                F-1

Financial Statements:
   Consolidated Balance Sheet                                               F-2
   Consolidated Statements of Operations                                    F-3
   Consolidated Statements of Cash Flows                             F-4 to F-5
   Consolidated Statements of Stockholders'
    Equity (Deficit)                                                        F-6
   Notes to Consolidated Financial Statements                       F-7 to F-27

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Ecos Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Ecos Group, Inc. and Subsidiary as of March 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecos Group, Inc. and Subsidiary as of March 31, 1999, and the results of their operations and their cash flows for the years ended March 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has experienced operating losses resulting in a deficit equity position. At March 31, 1999, the Company's current liabilities exceeded their current assets by approximately $1,200,000. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations. Management's plans in regard to these matters are described in Note 3. The Company's ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MORRISON, BROWN, ARGIZ & COMPANY
Certified Public Accountants
Miami, Florida
June 22, 1999

                                ECOS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1999

ASSETS

CURRENT ASSETS
     Cash and equivalents (Note 2)                                              $     90,677
     Accounts receivable, net of $152,151 allowance                                  999,197
     Notes receivable (Note 17)                                                           --
     Prepaid expenses & other assets                                                  66,922
                                                                                ------------

                  TOTAL CURRENT ASSETS                                             1,156,796

Amounts due under state reimbursement program (Note 5)                               179,008
Property and equipment, net (Notes 2, 6)                                              41,410
Goodwill, net of $284,416 accumulated amortization (Note 2)                          305,537
                                                                                ------------

                  TOTAL ASSETS                                                  $  1,682,751
                                                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                           $  1,041,025
     Accrued expenses (Note 7)                                                       830,309
     Current portion of related party notes payable (Note 10)                        196,741
     Notes payable (Note 8)                                                          264,077
                                                                                ------------

                  TOTAL CURRENT LIABILITIES                                        2,332,152

Long-term debt - related party notes payable, less current portion (Note 10)         378,128
                                                                                ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT (Note 12)
     Preferred stock ($.75 liquidation value):
           Series A; $.001 par value, 5,000,000 authorized,
                None issued and outstanding
           Series B convertible; $.001 par value,
                1,000,000 authorized, issued and outstanding                           1,000
     Common stock, $.012 par value; 75,000,000 authorized,
                       20,266,693 issued and outstanding                             243,199
     Additional paid in capital                                                   16,592,898
     Accumulated deficit                                                         (17,864,626)
                                                                                ------------

                  TOTAL STOCKHOLDERS' DEFICIT                                     (1,027,529)

                  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $  1,682,751
                                                                                ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Years ended March 31,


                                                                1999             1998
                                                            -----------      -----------
REVENUE
     Consulting services                                    $ 4,814,116      $ 4,846,819
                                                            -----------      -----------
COSTS OF CONSULTING SERVICES
     Subcontractor expenses                                   1,127,624          995,099
     Other direct costs and expenses                          1,726,365        1,784,969
                                                            -----------      -----------
         TOTAL DIRECT COSTS AND EXPENSES                      2,853,989        2,780,068
                                                            -----------      -----------
GROSS PROFIT                                                  1,960,127        2,066,751
                                                            -----------      -----------
OTHER COSTS AND EXPENSES
     General, administrative and other operating costs        1,777,920        3,218,424
     Stock compensation for services                            351,065               --
                                                            -----------      -----------
         TOTAL OTHER COSTS AND EXPENSES                       2,128,985        3,218,424
                                                            -----------      -----------
OPERATING LOSS                                                 (168,858)      (1,151,673)
                                                            -----------      -----------
OTHER INCOME (EXPENSE)
     Interest, net                                              (45,691)        (131,243)
     Accounts payable settlements                               240,607               --
     Loss on disposal of marketable securities                       --         (150,000)
     Gain on sale of laboratory assets                               --           40,000
     Loss on disposal of fixed assets                                --         (336,938)
     Forgiveness of debt                                        354,337               --
     Other income (expense), net                                (59,625)          53,266
                                                            -----------      -----------
         TOTAL OTHER INCOME (EXPENSE)                           489,628         (524,915)
                                                            -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                        320,770       (1,676,588)

DISCONTINUED OPERATIONS
     Loss from discontinued operations, net of $0 taxes              --         (666,240)
     Loss on disposal, net of $0 taxes                               --       (6,812,541)
                                                            -----------      -----------
NET INCOME (LOSS)                                           $   320,770      $(9,155,369)
                                                            ===========      ===========
BASIC INCOME (LOSS) PER COMMON SHARE:
     Continuing operations                                  $      .016      $     (0.09)
                                                            -----------      -----------
     Discontinued operations                                $        --      $     (0.40)
                                                            -----------      -----------
NET INCOME (LOSS) PER COMMON SHARE                          $      .016      $     (0.49)
                                                            ===========      ===========
DILUTED EARNINGS PER COMMON SHARE
     Continuing operations                                  $      .009      $     (0.09)
                                                            -----------      -----------
     Discontinued operations                                $        --      $     (0.40)
                                                            -----------      -----------
NET INCOME (LOSS) PER DILUTED COMMON SHARE                  $      .009      $     (0.49)
                                                            ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years ended March 31,


                                                                                      1999             1998
                                                                                    ---------      -----------
OPERATING ACTIVITIES:
     Net income (loss)                                                              $ 320,770      $(9,155,369)
                                                                                    ---------      -----------
     Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
        Depreciation & amortization                                                    87,087          601,924
        Accounts payable settlements                                                 (240,607)              --
        Loss on disposal of marketable securities                                          --          150,000
        Gain on sale of laboratory assets                                                  --          (40,000)
        Loss on disposal of fixed assets                                                   --          336,938
        Forgiveness of debt                                                          (354,337)              --
     Increase (decrease) in provision for bad debts and potential loss on
            state reimbursement program                                                73,038         (146,393)
     Loss from discontinued operations                                                     --          314,364
     Write down of net assets of discontinued operations                                   --        6,757,313
     Changes in operating assets & liabilities, net of effects from purchase of
        American Remedial Technologies, Inc.:
            Accounts receivable                                                       (18,962)           9,497
            Prepaid expenses & other                                                  (12,803)          67,196
            Amounts due under state reimbursement program                                  --           17,143
            Accounts payable and accrued expenses                                     336,146          495,731
            Increase in related party notes                                                --           97,560
                                                                                    ---------      -----------
     Total adjustments                                                               (130,438)       8,661,273
                                                                                    ---------      -----------
     Net cash provided by (used in) operating activities of:
        Continuing operations                                                         190,332          (86,992)
        Discontinued operations                                                            --         (407,104)
                                                                                    ---------      -----------
Net cash provided by (used in) operating activities                                   190,332         (494,096)
                                                                                    ---------      -----------
Investing activities:
     Restricted cash                                                                       --            9,080
     Decrease in notes receivable                                                          --          266,122
     Purchases of equipment                                                           (16,928)         (11,573)
     Proceeds from sale of equipment                                                       --           11,518
                                                                                    ---------      -----------
Net cash provided by (used in) investing activities                                   (16,928)         275,147
                                                                                    ---------      -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ECOS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              Years ended March 31,


                                                                                    1999           1998
                                                                                 ---------     ------------
Financing activities:
     Proceeds from exercise of warrants/options                                         --              697
     Proceeds from notes payable                                                    22,000               --
     Proceeds from related party notes payable                                          --        1,144,000
     Payments on notes payable                                                     (41,125)        (259,000)
     Payments on related party notes payable                                      (132,504)      (1,047,628)
                                                                                 ---------      -----------
Net cash used in financing activities                                             (151,629)        (161,931)
                                                                                 ---------      -----------
Net increase (decrease) in cash                                                     21,775         (380,880)
Cash, beginning of period                                                           68,902          449,782
                                                                                 ---------      -----------
Cash, end of period                                                              $  90,677      $    68,902
                                                                                 =========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for:
        Interest                                                                 $  70,253      $   126,006
                                                                                 =========      ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On October 29, 1997, the Company issued 2,666,667 shares of common stock to settle outstanding debt plus accrued interest in conjunction with the
disposition of a subsidiary. The stock was valued at:                            $      --      $   500,000
                                                                                 =========      ===========
On March 5, 1998, the Company sold certain equipment in exchange for a promissory note and an executed service agreement for free lab services. The note and lab services
were valued at:                                                                  $      --      $    93,878
                                                                                 =========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ECOS GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Years ended March 31, 1999 and 1998


                               Shares of     Shares of    Series B                 Additional
                                Common       Series B    Preferred     Common        Paid-in
                                Stock        Preferred     Stock       Stock         capital
                              ----------------------------------------------------------------
Balances 3/31/97              17,597,626     1,000,000     $1,000     $211,172     $16,124,228
                              ----------------------------------------------------------------
Issuance of Stock
 (conversion of debt)          2,666,667                                32,000         468,000

Options exercised                  2,400                                    27             670

Write-off marketable
 securities

Net Loss
                              ----------------------------------------------------------------
Balances 3/31/98              20,266,693     1,000,000     $1,000     $243,199     $16,592,898
                              ----------------------------------------------------------------


Net Income
                              ----------------------------------------------------------------
Balances 3/31/99              20,266,693     1,000,000     $1,000     $243,199     $16,592,898
                              ----------------------------------------------------------------


                              Net Unrealized
                                 Loss on
                                Marketable     Accumulated
                                Securities        Deficit          Total
                              ---------------------------------------------
Balances 3/31/97                 $(10,000)     $ (9,030,027)    $ 7,296,373
                              ---------------------------------------------
Issuance of Stock
 (conversion of debt)                                               500,000

Options exercised                                                       697

Write-off marketable
 securities                        10,000                            10,000

Net Loss                                         (9,155,369)     (9,155,369)
                              ---------------------------------------------
Balances 3/31/98                 $     --      $(18,185,396)    $(1,348,299)
                              ---------------------------------------------


Net Income                                          320,770         320,770
                              ---------------------------------------------
Balances 3/31/99                 $     --      $(17,864,626)    $(1,027,529)
                              ---------------------------------------------

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

     Marketable Securities

     The Company classified its investments in marketable securities as available-for-sale and reported them at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' deficit. As of March 31, 1997, the Company had classified as available for sale investments with an original cost of $350,000. During fiscal year ending March 31, 1997, the Company recorded a write down of $200,000 for one of its marketable securities as it deemed a decline in market value below its cost to be other than temporary. During fiscal year ending March 31, 1998, one of the Company's two marketable securities investments sustained a permanent decline in market value below the cost of $75,000. Consequently, the Company reflected the decline in market value in operations. The other marketable securities investments consisted of securities in Dawson Science. During the fiscal year March 31, 1998, the Company attempted to sell the securities and was informed by the transfer agent that the share certificates had been reported lost by one of Dawson Science's directors. While the Company has sought legal counsel, the Company believes that pursuing further legal action would prove cost prohibitive. Therefore, the Company's investment in Dawson Science of $75,000 was written off and reflected in operations for Fiscal 1998.

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

     The following estimated useful lives are used for financial statement purposes:

          Computers and equipment    3 years
          Automobiles                5 years
          Furniture and fixtures     3 years
          Leasehold improvements     Lesser of 15 years or the term of the lease

     Goodwill

     Goodwill represents the excess of cost over the fair value of assets acquired and is amortized on a straight-line basis over fourteen years.

     The Company periodically reviews the carrying value of goodwill in relation to current and expected operating results of the business that benefit therefrom in order to assess whether there has been a permanent impairment of goodwill.

     In connection with the Company's periodic review, the consulting division's closing of certain offices, and its disposition of certain operations during the 1998 fiscal year, the Company wrote off approximately $5,863,000 of goodwill during the year ended March 31, 1998. (See Note 18 - Discontinued Operations).

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

     Earnings per Share

     The Company computes earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." In SFAS No. 128, basic earnings per share (EPS) is based upon the weighted average number of common shares outstanding and excludes the dilutive effects of potential common stock from the exercise of stock options. Similarly, diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. EPS computations were based on weighted average common shares outstanding of 20,266,693 and 18,717,508 for the years ended March 31, 1999 and 1998, respectively. Diluted EPS computations for March 31, 1999 was based on weighted average common shares of 34,780,499, assuming the conversion of 1,737,500 common stock option shares, 10,024,334 common stock warrants, 10,000,000 Series B convertible preferred stock and 7,504,141 shares issued in the first quarter of Fiscal 2000. For March 31, 1998, potential common shares were not included in the weighted average common shares outstanding as they were anti-dilutive.

     Discontinued Operations

     During fiscal March 31, 1998, certain wholly-owned subsidiaries ceased operations and disposed of all operating assets. As such, the Company has treated these subsidiaries as discontinued operations for all periods presented. (See Note 18 - Discontinued Operations).

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Significant Accounting Policies (Continued)

     Relocation of Corporate Offices

     In December, 1997, the Company relocated its corporate offices in West Palm Beach and consolidated its operations with Evans Environmental and Geological Sciences and Management, Inc. in Miami, Florida. In Fiscal 1998, the Company wrote off $146,543 in leasehold improvements and software development costs as a result of the closure.

     Stock Based Compensation

     Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Customers and Client Base

     The majority of the Company's customers are located in Florida. A significant amount of the Company's revenues are derived from governmental agencies.

     Concentrations of credit risk with respect to trade receivables are generally limited due to the large number of clients comprising the Company's client base and their diverse industries. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific clients, historical trends and other information.

     For the fiscal year ended March 31, 1999, one of the Company's customers represented nearly 11% of the Company's revenues but only 4% of the accounts receivable. Also, the top ten customers of the Company combined comprised 51% of the total revenues and 41% of the accounts receivable. For the fiscal year ended March 31, 1998, two of the Company's customers combined represented 11% of the Company's revenues and 13% of the Company's accounts receivable.

     New Accounting Pronouncements

     During 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires companies to report by major components and in total, the change of its net assets during the period from non-owner sources. The adoption of SFAS No. 130 did not have a significant effect on the Company's financial position, results of operations, or cash flows.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Significant Accounting Policies (Continued)

     Reclassifications

     Certain amounts previously reported have been reclassified in the 1998 financial statements to conform to the 1999 financial statement presentation.

3.   Going Concern

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Despite its profitability in Fiscal 1999, the Company suffered significant net losses for the years ended March 31, 1998 and 1997 and currently has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has developed a plan that will include, but is not limited to, the following actions to fund its working capital requirements and raise capital to achieve its growth:

     1. Continued limited support of funds from related parties as discussed herein.
     2. Continue cost reduction measures in the consulting division and the holding company.
     3. Seek outside financing from banks or other lenders.
     4. Increase profitability through sales growth in Fiscal 2000 while continuing to reduce costs.

     Management continues to implement its plans. However, actual results may differ from management's plans.

4.   Acquisition of American Remedial Technologies, Inc.

     On July 8, 1996, the Company acquired all the outstanding stock of American Remedial Technologies, Inc ("ART"). During this period, ART operated a soil remediation facility in Lynwood, California, a natural outgrowth of its current environmental consulting and remediation activities. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets and assumed liabilities, based on their respective fair values. The excess (approximately $5,900,000) of the purchase price over the fair values of assets acquired was recorded as goodwill and was being amortized over 15 years on a straight line basis. As a result of the sale of ART, the goodwill was written-off during 1998. (See
     Note 18 - Discontinued Operations).

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

     The purchase price was principally funded from a contemporaneous, Regulation S stock offering by the Company as herein discussed. (See Note 12 - Stockholders' Equity).On October 23, 1997, ART was sold in exchange for the satisfaction of debt and other consideration. (See Note 18 - Discontinued Operations).

5.   State Reimbursement Program Receivables

     The Company continues to monitor governmental activities in Florida with respect to changes in the Florida Inland Protection Trust (FIPT), which provides for the remediation of contamination related to the storage of petroleum and petroleum products. The State of Florida ceased the processing of applications for new work under the Petroleum Contamination Reimbursement Program under the FIPT with limited exceptions for certain active sites. In its place, the State of Florida has implemented, under the FIPT, a prioritized Petroleum Cleanup Program based upon a pre-approved scope of work and costs.

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

     As of March 31, 1999, the Company had claims submitted to the FIPT, under the prior program, totaling $179,008, net of reserves of approximately $112,000. During the year ended March 31, 1999, the Company provided reserves for potential unallowed claims, present value discounts on long term receivables, and actual denials approximating $10,000.

     Certain submitted claims have been financed under certain master funding and subcontractor finance agreements. (See Note 8 - Notes Payable).

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Property and Equipment

     Property and equipment at March 31, 1999 consisted of the following:

          Computers and equipment                                       $ 75,453
          Automobiles                                                    105,237
          Furniture & fixtures                                            12,380
          Leasehold improvements                                           4,200
                                                                        --------
                                                                         197,270

Less accumulated depreciation and amortization                           155,860
                                                                        --------
                                                                        $ 41,410
                                                                        ========
     Depreciation and amortization of property and equipment approximated $45,000 and $166,000 for the years ended March 31, 1999 and 1998, respectively.

7.   Accrued Expenses

     Accrued expenses at March 31, 1999 consist of the following:

          Compensation and employee benefits                            $489,003
          Self insurance reserve                                         100,000
          Interest                                                        26,673
          Professional fees                                               51,164
          Local and payroll taxes                                         22,565
          Restructuring reserve                                           29,135
          Other                                                          111,769
                                                                        --------
                                                                        $830,309
                                                                        ========

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Notes Payable

     Notes payable at March 31, 1999 consisted of the following:

          Subcontractor finance agreements with recourse, Tier,
          Inc., collateralized by specific receivables in
          connection with the FIPT, with interest at prime (7.75%
          as of March 31, 1999) per annum for 12 months, 5% per
          annum for the following 6 months and 3% over prime
          thereafter. The notes will be deemed paid upon the
          lenders receipt of funds from the FIPT.                       $137,963

          Subcontractor finance agreements with recourse,
          Environmental Corporation of America, Inc.,
          collateralized by specific receivables in connection
          with the FIPT, with interest at prime (7.75% as of
          March 31, 1999) per annum for 12 months, 5% per annum
          for the following 6 months and 3% over prime
          thereafter. The notes will be deemed paid upon the
          lenders receipt of funds from the FIPT.                        113,114

          Note payable, resulting from the settlement of a claim
          with one of the Company's attorneys, 8% interest per
          annum, payable in monthly installments of $2,250 plus
          interest.                                                       13,000
                                                                       ---------
                                                Total (all current)    $ 264,077
                                                                       =========


     The Company sold receivables, which for financial reporting purposes have been reported as a borrowing transaction, aggregating $251,077 at March 31, 1999, eligible for reimbursement under the FIPT. The Company also entered into subcontractor finance agreements. Under these agreements, the finance companies have funded these receivables which are eligible for reimbursement under the FIPT. Under these agreements, the Company must prepay interest for 12 months based on the prime rate at the time of funding. Also, at the time of funding, the Company must prepay additional interest at a rate of 5% to a reserve account for months 13 through 18. If reimbursement from the FIPT takes more than 18 months, then interest must be prepaid on a quarterly basis at the rate of prime plus 3%. The Company is liable to the finance companies for any reimbursement denials. The Company must pay any denied reimbursements within 10 days of notification. (See Note 5 - State Reimbursement Program).

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Commitments and Contingencies

     Operating Leases

     The Company leases certain office equipment, transportation equipment and office space under operating leases that expire on various dates through the fiscal year 2002. Many of these lease agreements contain annual rent increases.

     Future minimum annual rental payments are as follows:

          Year ending March 31,
          ---------------------
                  2000                                       $254,099
                  2001                                         29,075
                  2002                                          4,793
                                                             --------
                  Total                                      $287,967
                                                             ========

     Total rental expense incurred approximated $245,000 and $302,000 for the years ended March 31, 1999 and 1998, respectively.

     Employment Agreement

     The Company's former Chief Executive Officer and President was employed pursuant to a four year employment agreement dated July 8, 1996. The agreement provided for an annual salary of $150,000, expense allowance for business use and travel, incentive compensation, life insurance and disability benefits. On November 17, 1998, the Officer's employment was terminated in exchange for valuable consideration received by the Company. (See Note 19 - Extraordinary Items).

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

     Contingent Liability (Continued)

     outstanding differences. To date, the former lender has not agreed to any settlement. The Company is unable to foresee the ultimate outcome of this matter.

     NASDAQ Delisting

     The Company's shares were delisted from the NASDAQ Small Cap Market effective January 2, 1998. The Company did not meet NASDAQ requirements for total capital and surplus of $2,000,000. The Company's plan for maintaining compliance with NASDAQ listing requirements was rejected and the Company received notification of delisting December 17, 1997.

     Litigation

     The Company is involved in a legal proceeding, seeking an unspecified amount of damages, regarding the failure to disclose the existence of underground tanks. The properties were not alleged to have been contaminated. The Company and its legal counsel believe the claim is without merit and have vigorously contested the matter. The accompanying financial statements do not reflect any adjustments for this uncertainty.

     The Company is also the subject of a lawsuit alleging breach of contract on behalf of the Company. The Company believes it has adequate legal defenses with respect to the action and has and will continue to vigorously defend against the action. However, it is reasonably possible that this action could result in an outcome unfavorable to the Company. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of this action is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations. Management has provided a reserve of $100,000 for this uncertainty.

     The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Related Party Transactions

     Debt

     In July, 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan. The balance of this note is $15,000 at March 31, 1999.

     On December 31, 1996, the Company borrowed $1,000,000 from a shareholder/director of the Company pursuant to a one year promissory note bearing interest at 14% per annum. For the first three months of the note, while the Company sought alternative long-term financing, the note was unsecured with interest only payable monthly. Commencing March, 1997, monthly payments of principal and interest were required until maturity in December, 1997, and the note was secured by all trade accounts receivable of the Company. This note was repaid on May 5, 1997 from proceeds of a $1,000,000 loan received from the father of the shareholder. This latter note was modified to a three month promissory note maturing on August 5, 1997, with monthly interest only payable at 12% per annum. The note was secured by all trade receivables of the Company. On September 23, 1997, the Company received a notice of its default on this note for nonpayment of principal and interest. The Company settled its default on this note by delivering a $608,000 promissory note dated October 29, 1997 in favor of the shareholder's father, bearing interest at 12% per annum with quarterly principal and interest payments of $40,867, and agreeing to issue 2,666,667 shares of the Company's Common Stock. The new note and the agreement to issue stock extinguishes the $1,000,000 promissory note dated May 5, 1997. The balance of this note is $487,869 at March 31, 1999.

     In May, 1997, the Company borrowed $72,000 from the mother of a former director and shareholder of the Company. The loan is due upon demand and bears interest at 12% per annum. The balance of this loan is $72,000 at March 31, 1999.

     During 1997, the Company's remediation division had a note payable to an affiliated company under common ownership of the Company's then chief executive officer for $303,000 with a 13.5% interest rate. On November 17, 1998 a mutual agreement was reached between the Company and its then chief executive officer to terminate their four-year employment contract dated July 8, 1996.

     In exchange for termination of the employment contract, the chief executive officer agreed to release the company from $354,337 obligation payable to the chief executive officer in the form of a note payable as well as surrender 633,365 shares of Series B Convertible Preferred Stock of the Company. These shares are currently being held by EE&G, the Company's subsidiary.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Related Party Transactions (Continued)

     The aggregate maturities of related party notes payable are as follows:

          Years ended March 31,
                2000                                              $196,741
                2001                                               123,514
                2002                                               139,017
                2003                                               115,597
                                                                  --------
                                                                  $574,869
                                                                  ========

     Settlements of Debt in Exchange for Stock

     During October, 1997, the Company agreed to convert certain debt outstanding to equity securities of the Company. The debt outstanding was originally payable to the father of one of the Company's major stockholders. This transaction resulted in a gain, net of expenses of $25,461. This gain is included in the March 31, 1998 Statement of Operations.

11.  Income Taxes

     The Company utilizes the liability method of accounting for deferred income taxes. There was no provision for income taxes due to operating losses. The significant components of the deferred taxes as of March 31, 1999 were as follows:

         Deferred tax assets:
             Bad debt reserves                                 $    61,610
             Other reserves                                         10,197
             Accrued expenses                                       35,000
             Property and equipment                                 10,492
             Federal net operating and
               capital loss carryforward                         1,573,157
             Valuation allowance                                (1,690,456)
                                                               -----------
                                                               $        --
                                                               ===========
         Deferred tax liabilities:                             $        --
                                                               ===========

     The Company experienced a change in ownership, as defined by Internal Revenue Code Section 382, related to the issuance of shares of stock in connection with the acquisition of ART in July, 1996. The changes in ownership resulted in annual limitations on the amount of net operating losses that can be utilized which were incurred prior to such ownership changes.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Income Taxes (Continued)

     At March 31, 1999, the Company had $19,486,000 of net operating loss carryforwards. The net operating losses begin to expire in the fiscal year ending March 31, 2007. $14,992,000 of the net operating losses have been suspended until after the Company has paid all payroll taxes previously compromised as discussed in Note 19. The remaining net operating losses of $4,494,000 that arose after the IRS settlement date are available to offset future taxable income.

     The Company has provided a valuation allowance against deferred tax assets. The allowance is based on the weight of available evidence that is more likely than not that some or all of the deferred tax assets will not be realized. Due to the payroll tax issue discussed in Note 19 and the history of operating losses, it is management's belief that it is more likely than not that the deferred tax asset will not be realized; and accordingly, the Company has established a valuation allowance against deferred tax assets of $1,690,456 at March 31, 1999. The change in the valuation allowance during the year ending March 31, 1999 relates principally to the amount of net operating losses and capital losses that are available after March 31, 1997 (net of March 31, 1999 taxable income).

12.  Stockholders' Equity

     Series A Preferred Stock

     The Series A Convertible Preferred Stock (the "Series A"), is entitled to receive cumulative preferential dividends at the rate of $.0512 per share, per annum, payable either in cash or in common stock of the Company. Each share of the Series A non-voting, preferred stock is convertible into five shares of the Company's common stock. The Series A contains certain liquidation rights in the event of any liquidation, dissolution or winding up of the Company. The liquidation value is $.75 per share of Series A, plus any accrued and unpaid dividends. The Company may redeem the Series A Preferred Stock at a price of $.75 per share, in whole or in part, at any time commencing two years after its issuance. The Company's Series A stockholders have preference over Series B and common stockholders in dividends and liquidation rights. At March 31, 1999 and 1998, respectively, there were no Series A preferred shares issued or outstanding.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Stockholders' Equity (Continued)

     Series B Preferred Stock

     The Series B Convertible Preferred Stock (the "Series B") is not entitled to receive any dividends and has a liquidation value of $.75 per share. Series B stockholders have preference over common stockholders in liquidation rights. The holders of the Series B, except as provided by law, are not entitled to vote upon any matters relating to the business or affairs of the Company except with respect to the election of six directors to the Company's Board of Directors, such directors designated as Series B Directors. The Series B Stock is convertible, subject to an earn-out formula, into a maximum of 10,000,000 shares of common stock. All of the Series B Stock shall automatically expire and be canceled if not converted before March 31, 2000. At March 31, 1999 and 1998, respectively, there were 1,000,000 Series B preferred shares issued and outstanding.

     Common Stock

     On October 29, 1997, the Company issued 2,666,667 shares of common stock in exchange of an outstanding debt of $464,000 plus accrued interest in conjunction with the disposal of American Remedial Technologies, Inc. (see
     Note 18 - Discontinued Operations). The shares were issued to Sam W. Klein, the father of a shareholder/director of the Company. As a result, the Company recorded a gain of $25,641. The total exchange price was $525,461. As of March 31, 1999, the Company has not registered these shares with the U.S. Securities and Exchange Commission. However, the Company does intend to register these shares once it becomes current in its financial reporting with the SEC and when the registering no longer presents an undue financial burden on the Company. (See Note 10 - Related Party Transactions)

     During the year ended March 31, 1998, options were exercised for 2,400 shares of Common Stock for total proceeds of $697. No options were exercised in the year ended March 31, 1999.


     Earnings per Share
                                             For the Year Ended March 31, 1999        For the Year Ended March 31, 1998
                                          --------------------------------------   ---------------------------------------
                                            Income         Shares      Per-Share      Loss           Shares      Per-Share
                                          (Numerator)   (Denominator)   Amount     (Numerator)   (Denominator)     Amount
                                          -----------   -------------  ---------   -----------   -------------   ---------
     Income (Loss) before discontinued
       operations                          $320,770                                $(1,676,588)
     Less: Preferred stock dividends             --                                         --
                                           --------                                -----------
     Basic EPS
       Income (Loss) allocable to
         Common stockholders               $320,770      20,266,693      $.016     $(1,676,588)    18,717,508      $(.09)
                                           ========      ==========      =====     ===========     ==========      =====
     Diluted EPS
     Income (Loss) allocable to
         Common stockholders               $320,770      34,780,499      $.009     $(1,676,588)    18,717,508      $(.09)
                                           ========      ==========      =====     ===========     ==========      =====

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  Stockholders' Equity (Continued)

     Earnings per Share (Continued)

     Common stock option shares and common stock warrants which could potentially dilute basic EPS in the future were included in the computation of diluted EPS for March 31, 1999. For March 31, 1998, potential common shares were not included in the weighed average common shares outstanding as they were anti-dilutive. The securities consist of the following:


                                                        March 31, 1999                         March 31, 1998
                                             --------------------------------         -------------------------------
                                             Price Per-Share         Shares           Price Per-Share        Shares
                                             ---------------       ----------         ---------------      ----------
     Potentially issuable common shares
      from the exercise of:
        Warrants and options                        (1)            10,024,334           $.29-$10.50         3,911,443
        Employee stock options                  $.0312-$.10         1,737,500           $.29-$ 1.38           868,208
        Series B Convertible Preferred Stock        (2)            10,000,000              (2)             10,000,000
        Stock issued for past compensation          (3)             7,504,141

----------
(1) 7,364,141 shares are exercisable at 110% of market price, the remainder range from $1.00 to $2.70.
(2) Series B Convertible Preferred Stock price per-share is subject to an earn-out formula.
(3) In June, 1999 Common stock was issued for past compensation due to directors and officers.

13.  Warrants and Options

     Warrants and options outstanding to purchase common stock of the Company at March 31, 1999, consist of the following:


                                                                                                      Common
                                                           Issue       Expiration     Exercise         Stock
                                                            Date          Date         Price         Issuable
                                                           ------      ----------     --------       --------
         Issued in connection with:
         Line of credit                                    Jul 94        Jan 02        $2.70           175,000
         Line of credit and consulting agreement           Apr 95        Jan 02           (1)        2,285,193
         Consulting agreement                              Dec 95        Dec 99        $1.00            50,000
         Corporate relations agreement                     Aug 96        Aug 99        $2.70           150,000
         Past due compensation of
           Directors and officers                          Mar 99        Mar 04           (2)        7,364,141
                                                                                                    ----------
                                                                                                    10,024,334
                                                                                                    ==========

-----------
(1) Warrants are to purchase 761,731 shares of Series A preferred stock. The Series A preferred stock are convertible into 2,285,193 shares of common stock. The exercise price is constantly reset to the 10 day prior trading average price of the Company's common stock up to a maximum exercise price of $2.70 for each share of underlying common stock.
(2) Warrants are exercisable at 110% of the average market price for the ten trading days immediately following the Company becoming current with its SEC filings.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Stock Option Plans

     The Company has two stock option plans that provide for the granting of stock options to directors, officers and key employees of the Company or its subsidiaries. The objectives of these plans include furthering the growth of the Company and its subsidiaries by offering incentives to directors, executive officers and other key employees of the Company, to continue to attract and retain the best personnel and to increase the interest of these employees in the Company through additional ownership of its common stock. Under both of these plans, the Board of Directors determines the option price (not to be less than fair market value for incentive options) at date of grant, whether the options will be non-qualified or incentive options and the timing of how the options will become exercisable.

     Under the January 29, 1993 plan, ("1993 Stock Option Plan") the Company is authorized to grant non-qualified and incentive options for up to 400,000 common shares. The options shall expire no more than 10 years from date of grant. There are no options currently outstanding for this plan which has almost 365,000 shares available.

     On August 15, 1996, the Company established the second stock option plan (the "1996 Stock Option Plan") that provides for the granting of options of up to 2,000,000 shares of the Company's common stock. The options shall expire not more than 20 years from date of grant. In November, 1996, 225,000 options covered by this Plan were granted to three key employees at an exercise price of $1.31. These options expired in November, 1998. During fiscal 1999, an additional 1,737,500 shares were granted under this plan to directors, executive officers and key employees. During June, 1999, the Company waived the option price and issued 1,637,500 of these shares (See
     Note 22 - Subsequent events).

     Other Stock Options

     Outside of the 1993 Stock Option Plan, the Company has also issued an aggregate 8,125 options to certain senior and middle management personnel at an exercise price of $0.88 per share. All said options expired unused in June, 1998.

     Additionally, in June, 1996 the Company issued an aggregate of 550,000 options to certain officers, consultants and directors. These options expired unused in June, 1998.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  Stock Option Plans (Continued)

     Other Stock Options (Continued)

     The following table reflects the 1993 and 1996 Plans' option activity for the years ended March 31, 1999 and 1998:


                                                                  Weighted                          Weighted
                                                                   Average                           Average
                                                                  Exercise                          Exercise
                                                       1999         Price            1998             Price
                                                   ----------     --------       ----------         --------
     Options outstanding at
       beginning of year                              868,208       $1.25           877,083           $1.21
     Granted                                        1,737,500         .10                --              --
     Exercised                                             --          --             2,400             .29
     Expired                                          868,208        1.25             6,475            1.00
                                                   ----------       -----        ----------           -----
     Options outstanding at
       end of year                                  1,737,500         .10           868,208            1.25
                                                   ----------       -----        ----------           -----
     Options exercisable at
       end of year                                  1,228,125       $ .10           868,208           $1.25
                                                   ==========       =====        ==========           =====
     Price range of options
       outstanding at end of year                  $.031-$.10                    $.29-$1.38
     Weighted-average remaining
       contractual life of options outstanding        2 Years                       2 Years
     Options available for future
       grants at end of year                          627,000                     1,225,000
                                                   ==========                    ==========
     Weighted-average fair value
       of options granted                           1,737,500       $ .01           868,208           $ .18
                                                   ==========       =====        ==========           =====

     The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the stock options.

     Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) would have been increased (decreased) by approximately $54,000 and $(812,000) in 1999 and 1998, respectively. The weighted average fair value of the options granted during 1999 and 1998 was estimated using the Black-Scholes option pricing model using the following assumptions:

                                                    1999            1998
                                                    ----            ----
     Risk-free interest rate                         5.1%            5.5%
     Expected life (years)                             2               2
     Expected volatility                              33%             35%
     Expected dividends                             None            None

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.  Reserve for Restructuring

     During the first quarter of fiscal year 1997, the Company recorded a special charge of $350,000 for the restructuring of its operations and integration with ART, which was acquired in July, 1996. These costs included accruals for severance pay, real and personal property lease terminations, relocation costs for certain offices and other costs associated with the streamlining of operations and administrative functions. As of March 31, 1999, approximately $30,000 of the charge had not yet been utilized.

16.  Segment and Related Information

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

     The company has three reportable segments: Asbestos Practice, Hazardous Substance Practice and Indoor Air Quality Practice. The Asbestos Practice provides a comprehensive suite of asbestos consulting services, including, building inspections, laboratory analysis of building materials, abatement design specifications, training and expert witness testimony. The Hazardous Substance Practice staff of Geologists, Engineers and other Hazardous Materials staff provide soil and groundwater assessment and remediation, petroleum storage tank management and compliance audits. The Indoor Air Quality Practice's projects include industrial hygiene evaluations, lead based paint services and other indoor air quality related services.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit (gross revenues net of subcontractor and other direct expenses) of the respective business units. Segment information for the Fiscal years 1999 and 1998 was as follows:

                                                       1999              1998
                                                    ----------       ----------
          REVENUES:
                    Asbestos                        $2,048,554       $2,176,948
                    Hazardous Substances             2,217,922        2,159,807
                    Indoor Air Quality                 547,640          510,064
                                                    ----------       ----------
                             Total                  $4,814,116       $4,846,819

          GROSS PROFIT:
                    Asbestos                        $  878,180       $1,049,349
                    Hazardous Substances               833,012          783,760
                    Indoor Air Quality                 248,935          233,642
                                                    ----------       ----------
                             Total                  $1,960,127       $2,066,751

     The Company has no significant identifiable assets for the reportable segments.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  Sale of Laboratory Assets

     On June 6, 1997, the Company sold to an unrelated company, its secured claim to all assets from a previously disposed wet chemistry laboratory operation for total consideration of $110,000. The company subsequently filed under Chapter 11 and defaulted on the note. The Company reclaimed the equipment securing the note from the bankruptcy court. On March 5, 1998, the equipment was resold to an unrelated company for a total consideration of $93,878. The total sales price is payable by a promissory note in the principal amount of $23,878, which note bears interest at 9% per annum payable in equal monthly installments over 12 months from the closing date and an executed service agreement for free lab services valued at $70,000. The note and service agreement are secured by the assets acquired. As of March 5, 1999, the note was in default. Because the collectability is uncertain, the Company recorded a $23,878 bad debt provision in the year ended March 31, 1999.

18.  Discontinued Operations

     Merger of a Certain Subsidiary's Operations with Parent Company

     On October 29, 1993, pursuant to a share exchange, the Company acquired 100% of the capital stock of Enviropact Consultants, Inc. ("ECI"). ECI was formed by Enviropact, Inc. (the "Debtor"), which had filed a petition pursuant to Title 11, as amended, of the United States Code.

     The transaction was treated as an acquisition, utilizing the purchase method, with the investment in ECI of approximately $2,756,000, consisting of the shares and other cash and non-cash consideration, allocated to assets and liabilities of ECI based on their estimated fair value as of October 29, 1993, the date of acquisition. The cost, in excess of net assets acquired, was approximately $1,765,000 and was being amortized on a straight-line basis over 14 years (See Note 2 - Significant Accounting Policies, for a further discussion of goodwill).

     In late 1997, the Company began winding down the operations of ECI and reduced ECI's labor force to three employees. In addition, a decision was made by the Company to merge the operations of ECI with that of the Parent. Consequently, a $365,000 charge to income was recorded in the year ended March 31, 1998 relating to the write-off of goodwill in ECI.

     Disposal of Soil Remediation Division

     On October 23, 1997, the Company disposed of American Remedial Technologies, Inc. ("ART") by transferring all of the Common Stock of ART to Messrs. Mark Patton, Fred Miller and Joe Torres Jr., the holders of a $500,000 promissory note receivable from ART, in complete atisfaction of the debt. The Company originally purchased ART for $7,500,000 on July 8, 1996, as discussed in Note 4 - Acquisition of American Remedial Technologies, Inc.

     In addition, the Company received 100,000 shares of Series C convertible preferred stock in ART in exchange for complete satisfaction of a note receivable by the Company from ART amounting to $1,322,224. Preferred stock was issued relating to the related party debt.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  Discontinued Operations (Continued)

     Disposal of Soil Remediation Division (Continued)

     In October, 1997, the Company recorded a loss of approximately $6,448,000 on the disposal of its Soil Remediation Division.

     The Company has shown the results of the Soil Remediation Division separately as discontinued operations in the consolidated financial statements. Summarized results of the Division for its final six months of operations during the year ended March 31, 1998, was as follows:

             Revenues                                      $ 1,661,380
             Expenses                                        2,327,620
                                                           -----------
                   Net Loss                                $  (666,240)
                                                           ===========
19.  Extraordinary Items

     Settlement of Delinquent Payroll Taxes

     As of March 31, 1996, the Company had accrued approximately $1,381,000 to the Internal Revenue Service (IRS) for delinquent payroll taxes, interest and penalties. On June 28, 1996, the Company's Consulting Division and the IRS completed an Offer and Compromise Agreement, settling all outstanding payroll issues and disputes. In connection with the settlement, the Company paid the IRS an aggregate of $350,000 and agreed to suspend the use of certain net operating loss tax carryforwards. The net operating loss carryforwards temporarily suspended would have been available to offset future taxable income. As a direct result of this settlement, the Company recorded a gain of approximately $940,000, net of professional fees and costs in prior years. The Company may take advantage of the net operating losses suspended pursuant to the offer and compromise on their future tax returns after all compromised payroll taxes along with interest and penalties are paid in full.

     Vendor Settlements

     During April, 1996, the Company executed a Composition Agreement with certain of its trade creditors. The Company, due to its limited cash flow situation, began negotiating with these creditors in September, 1995. These creditors formed an Informal Creditors Committee, who hired both legal and accounting professionals. Negotiations were finalized in April, 1996, with over 75% of the creditors accepting a payout of $.20 for each $1.00 of their allowed claim. The payout was made in April, 1996 from funds that the Company had previously put into escrow. The Company recorded a benefit, net of expenses, of approximately $286,000 related to completed vendor settlements for the year ended March 31, 1997. As of March 31, 1998, the Company continues to negotiate with the creditors who rejected the Company's offer and carries a $203,857 provision for creditors who rejected the Company's 1996 offer.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


19.  Extraordinary Items (Continued)

     Settlement of Attorney's Fees

     On November 12, 1998, the Company executed a Settlement Agreement for a claim payable to one of its attorneys. As a result, the Company recorded a gain, net of expenses, of $230,000, during the year ended March 31, 1999.

     Termination of Employment Agreement

     On November 17, 1998, a mutual agreement was reached between the Company and its Chief Executive Officer to terminate their four-year employment contract dated July 8, 1996. In exchange for the termination, the Officer agreed to release the Company from a $354,337 obligation payable to the Officer in the form of a note payable as well as surrender 633,365 shares of Series B Convertible Preferred Stock of the Company. As a result, the Company recorded a gain of $354,337 during the year ended March 31, 1999. These shares are currently being held by EE&G, the Company's subsidiary.

20.  SEC Filings

     For the quarters ended September 30, 1997 and December 31, 1997, the Company filed Forms 10-QSB with the Securities and Exchange Commission reflecting common shares issued and outstanding of 19,489,826 and 22,156,493, respectively. The actual number of common shares issued and outstanding as of September 30, 1997 and December 31, 1997 was 17,600,026 and 20,266,693, respectively.

21.  Joint Venture with a Foreign Entity

     On March 5, 1998, the Company entered into a joint venture with a foreign entity to engage in consulting and management services in France. As of March 31, 1999, the foreign entity was delinquent in its obligations to the Company and Management was evaluating collection strategies. Consequently, Management does not believe that this joint venture will move forward.

22.  Subsequent Events

     Stock Option Plans and Stock Issued for Past Due Compensation

     On June 4, 1999, the stock option price of 1,637,500 options covered by the current plan was waived and stocks were issued to the employees holding the options. Additionally, in payment of past due unpaid compensation, the Company issued 7,364,141 shares of stock to its Directors and Officers. Using the market price at the time of issuance of $.039, a stock compensation expense of $351,065 was recorded in the year ended March 31, 1999. These shares issued were included in the calculations for diluted earnings per share in the year ended March 31, 1999.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          INDEPENDENT AUDITOR'S CONSENT


As independent auditors, we hereby consent to the use of our report for ECOS Group, Inc. and Subsidiary, dated June 22, 1999, and to all references to our Firm included in or made part of this Registration Statement.


MORRISON, BROWN, ARGIZ & COMPANY
Miami, Florida
July 14, 1999