Form 10QSB
period 1999-06-30
ECOS GROUP INC
filed 1999-08-02
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

                  For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No fee required]
                         Commission File Number 0-16322

                                ECOS Group, Inc.
                 (Name of Small Business Issuer in Its Charter)
                               Colorado 84-1061207
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

           99 Southeast Fifth Street, 4th floor. Miami, Florida 33131
               (Address of Principal Executive Offices) (Zip Code)

                                 (305) 374-8300
                 Issuer's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

As of June 30, 1999 the Company had a total of 29,418,334 shares of $.012 par value Common Stock outstanding.

Transitional Small Business Disclosure format (check one):

                                 Yes [ ]   No [x]

                                ECOS GROUP, INC.

                                ----------------


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         Pages

PART I: Financial Statements:
   Item 1:    Consolidated Balance Sheet                                     3
                  June 30, 1999 and March 31, 1999
              Consolidated Statements of Operations                          4
                  Three months ended June 30, 1999 and 1998
              Consolidated Statements of Cash Flows                      5 - 6
                  Three months ended June 30, 1999 and 1998
              Notes to Consolidated Financial Statements                 7 - 9
    Item 2:   Management's Discussion and Analysis                     10 - 11

PART II: Other Information
   Item 1:    Legal Proceedings *
   Item 2:    Changes in Securities *
   Item 3:    Defaults Upon senior Securities *
   Item 4:    Submission of Matters to a Vote of Security Holders *
   Item 5:    Other Information *
   Item 6:    Exhibits and Reports on Form 8K                               12


SIGNATURES                                                                  12






   * Substantially the same information as previously reported in March 31, 1999 10-KSB




                                                          ECOS GROUP, INC.
                                                     CONSOLIDATED BALANCE SHEET
                                                            (Unaudited)

                                                                                             June 30, 1999           March 31, 1999
                                                                                             -------------           --------------
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                                       $    151,185           $     90,677
     Accounts receivable, net of allowance
          of $167,931 and $152,151                                                                 1,076,924                999,197
     Prepaid expenses & other assets                                                                  71,654                 66,922
                                                                                                ------------           ------------

                  TOTAL CURRENT ASSETS                                                             1,299,763              1,156,796

Amounts due under state reimbursement program                                                        179,008                179,008
Property and equipment, net                                                                           45,106                 41,410
Goodwill, net of accumulated amortization of $294,951
         and $284,416                                                                                295,002                305,537
                                                                                                ------------           ------------

                  TOTAL ASSETS                                                                  $  1,818,879           $  1,682,751
                                                                                                ============           ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                           $  1,167,488           $  1,041,025
     Accrued expenses                                                                                483,354                830,309
     Current portion of related party notes payable                                                  200,033                196,741
     Notes payable                                                                                   257,327                264,077
                                                                                                ------------           ------------

                  TOTAL CURRENT LIABILITIES                                                        2,108,202              2,332,152
                                                                                                ------------           ------------

Long-term debt - related party notes payable, less current portion                                   374,836                378,128
                                                                                                ------------           ------------


STOCKHOLDERS' DEFICIT
     Preferred stock ($.75 liquidation value):
           Series A; $.001 par value, 5,000,000 authorized,
                None issued and outstanding
           Series B convertible; $.001 par value,
                1,000,000 authorized, issued and outstanding                                           1,000                  1,000
     Common stock, $.012 par value; 75,000,000 authorized,
                29,418,334 and 20,266,693 issued and outstanding                                     353,019                243,199
     Additional paid in capital                                                                   16,839,992             16,592,898
     Accumulated deficit                                                                         (17,858,170)           (17,864,626)
                                                                                                ------------           ------------

                  TOTAL STOCKHOLDERS' DEFICIT                                                       (664,159)            (1,027,529)
                                                                                                ------------           ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                                      $  1,818,879           $  1,682,751
                                                                                                ============           ============


                      The accompanying notes are an integral part of these consolidated financial statements.



                                                          ECOS GROUP, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                             Three months ended June 30, 1999 and 1998
                                                            (Unaudited)

                                                                                                   1999                    1998
                                                                                              ------------              ------------
REVENUE
     Consulting services                                                                       $ 1,245,076              $ 1,422,653
                                                                                               -----------              -----------

COSTS OF CONSULTING SERVICES
     Subcontractor expenses                                                                        343,804                  345,327
     Other direct costs and expenses                                                               427,328                  466,142
                                                                                               -----------              -----------

         TOTAL DIRECT COSTS AND EXPENSES                                                           771,132                  811,469
                                                                                               -----------              -----------

GROSS PROFIT                                                                                       473,944                  611,184
                                                                                               -----------              -----------

OTHER COSTS AND EXPENSES
     General, administrative and other operating costs                                             451,671                  440,884


         TOTAL OTHER COSTS AND EXPENSES                                                            451,671                  440,884
                                                                                               -----------              -----------

OPERATING INCOME                                                                                    22,273                  170,300
                                                                                               -----------              -----------

OTHER INCOME (EXPENSE)
     Interest, net                                                                                 (15,817)                 (18,686)
     Gain on sale of laboratory assets                                                                --                       --
     Other income (expense), net                                                                      --                       --
                                                                                               -----------              -----------

         TOTAL OTHER INCOME (EXPENSE)                                                              (15,817)                 (18,686)
                                                                                               -----------              -----------


NET INCOME                                                                                     $     6,456              $   151,614
                                                                                               ===========              ===========

BASIC INCOME PER COMMON SHARE:                                                                 $      --                $      0.01
                                                                                               ===========              ===========





                   The accompanying notes are an integral part of these consolidated financial statements.


                                                          ECOS GROUP, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Three months ended June 30, 1999 and 1998
                                                                (Unaudited)

                                                                                                      1999                   1998
                                                                                                    ---------             ----------
OPERATING ACTIVITIES:
     Net income                                                                                     $   6,456             $ 151,614
                                                                                                    ---------             ---------
     Adjustments to reconcile net income to net cash used
      by operating activities:
        Depreciation & amortization                                                                    19,895                57,734
     Increase in provision for bad debts and potential loss on
        State reimbursement program                                                                    23,311                13,800
     Changes in operating assets & liabilities
        Accounts receivable                                                                          (101,038)             (152,585)
        Prepaid expenses & other assets                                                                (4,732)              (62,554)
        Accounts payable and accrued expenses                                                         130,573                54,573
                                                                                                    ---------             ---------

     Total adjustments                                                                                 68,009               (89,032)
                                                                                                    ---------             ---------

Net cash provided by operating activities                                                              74,465                62,582
                                                                                                    ---------             ---------

Investing activities:
     Purchases of property and equipment                                                               (7,207)               (2,817)
                                                                                                    ---------             ---------

Net cash (used in) investing activities                                                                (7,207)               (2,817)
                                                                                                    ---------             ---------

Financing activities:
     Payments on notes payable                                                                         (6,750)               (9,000)
     Payments on related party notes payable                                                             --                 (33,306)
                                                                                                    ---------             ---------

Net cash (used in) financing activities                                                                (6,750)              (42,306)
                                                                                                    ---------             ---------

Net increase in cash                                                                                   60,508                17,459
Cash, beginning of period                                                                              90,677                68,902
                                                                                                    ---------             ---------

Cash, end of period                                                                                 $ 151,185             $  86,361
                                                                                                    =========             =========



                      The accompanying notes are an integral part of these consolidated financial statements.



                                                          ECOS GROUP, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Three months ended June 30, 1999 and 1998
                                                                (Unaudited)

                                                                                                            1999              1998
                                                                                                           --------         --------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest                                                              $ 14,851         $ 18,924
                                                                                                           ========         ========



SUPPLEMENTAL SCHEDULE ON NONCASH INVESTING AND FINANCING ACTIVITIES:

     On June 4, the Company issued 1,637,500 shares of common stock to employees holding options issued July 1, 1999. The stock and related
     cost of issuance was valued at:                                                                       $ 63,862         $   --
                                                                                                           ========         ========

     On June 4, the Company issued 7,364,141 shares of common stock to its directors and officers in payment of past due unpaid compensation
     The cost of issuance was valued at:                                                                   $287,203         $   --
                                                                                                           ========         ========

     On June 4, the Company issued 150,000 shares of common stock to an employee in exchange for assets acquired. The stock and related
     cost of issuance was valued at:                                                                       $  5,850         $   --
                                                                                                           ========         ========




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

2.   Significant Accounting Policies

     INTERIM FINANCIAL STATEMENTS. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of March 31, 1999 has been derived from the audited financial statements as of the period ended March 31, 1999, but does not include all disclosures required by generally accepted accounting principles. Certain amounts previously reported in both the June 30, 1998 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been reclassified to conform to the 1999 financial statement presentation. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1999.

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

     REVENUE RECOGNITION. Consulting revenue is recognized as services are performed.

     NET INCOME PER SHARE. Net income per share computations are based on the weighted average common shares outstanding of 22,881,448 and 20,266,693 for the quarters ended June 30, 1999 and 1998, respectively. Potential common shares have not been included in the weighted average common shares outstanding as they are anti-dilutive for all periods presented.

3.   COMMITMENTS AND CONTINGENCIES.

     CONTINGENT LIABILITY. The Company has been involved in various discussions with a former private senior lender to the Company. The purpose of these discussions has been to settle all outstanding differences between the former lender and the Company regarding a variety of matters including, without limitation, the exercise price of the former lender's outstanding warrants, amounts claimed to be owed to the former lender for legal and financial advisory fees, shares claimed to be owed to the former lender for the loan of funds and services rendered, and claimed rights to additional shares of the Company's stock. Although all cash amounts owed to the former lender for principal and interest were paid in full in July, 1996, the former lender made demands on the Company, as well as asserting enforceability of claimed agreements. Although the Company has rejected the validity of all such claims, it has agreed to reach an accommodation with the former lender on some of these claims solely for the purpose of reaching a definitive settlement of all outstanding differences. To date, the former lender has not agreed to any settlement. The Company, is unable to foresee the ultimate outcome of this matter.

     NASDAQ DELISTING. The Company shares were delisted from the NASDAQ Small Cap Market effective January 2, 1998. The Company did not meet NASDAQ requirements for total capital and surplus of $2,000,000. The Company's plan for maintaining compliance with NASDAQ listing requirements was rejected and the Company received notification of delisting December 17, 1997.

4. RELATED PARTY TRANSACTIONS. In July, 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note is due upon demand and bears interest at 12% per annum. The Chairman disclaims any beneficial interest in the loan. The balance of this note is $15,000 at June 30, 1999

     On May 5, 1997, the Company borowed $1,000,000 from the father of a shareholder/director of the Company. The three month promissory note was secured by all trade receivables of the Company and matured on August 5, 1997. On September 23, 1997, the Company received a notice of default on this note for nonpayment of principal and interest. The Company settled its default on this note by delivering a $608,000 promissory note dated October 29, 1997 in favor of the shareholder's father, bearing interest at 12% per annum with quarterly principal and interest payments of $40,867, and agreeing to issue 2,666,667 shares of the Company's Common Stock. The new note and the agreement to issue stock extinguishes the $1,000,000 promissory note dated May 5, 1997. The balance of the October, 1997 note is $487,869 at June 30, 1999.

     In May, 1997, the Company borrowed $72,000 from the mother of a former director and shareholder of the Company. The loan is due upon demand and bears interest at 12% per annum. The balance of this loan is $72,000 at June 30, 1999.

5.   STOCKHOLDER'S EQUITY.

     STOCK OPTION PLANS AND STOCK ISSUED FOR PAST DUE COMPENSATION. On June 4, 1999, the stock option price of 1,637,500 options covered by the current plan was waived and stocks were issued to the employees holding the options. Additionally, in payment of past due unpaid compensation, the Company issued 7,364,141 shares of stock to its Directors and Officers. Using the market price at the time of issuance of $.039, a stock compensation expense of $351,065 was recorded in the year ended March 31, 1999. These shares issued were included in the calculations for diluted earnings per share in the year ended March 31, 1999.

     STOCK ISSUED FOR ASSETS ACQUIRIED. On June 4, 1999, 150,000 shares of stock were issued to an employee in exchange for assets acquired. Using the market price at the time of issuance of $.039, the assets acquired were recorded for $5,850 in June, 1999.

6. GOING CONCERN CONSIDERATION. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Despite its profitability in Fiscal 1999, the Company suffered significant net losses for the years ended March 31, 1998 and 1997 and currently has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management has developed a plan that will include, but is not limited to, the following actions to fund its working capital requirements and raise capital to achieve its growth:

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

     RESULTS OF OPERATIONS:

     Revenues for the quarter ended June 30, 1999 (the "99 Quarter") decreased by $177,577 or 12.5% to $1,245,076 from $1,422,653 of the corresponding prior quarter ended June 30, 1998 (the "98 Quarter"). This decrease in revenue is attributable to two large short-term projects in the Hazardous Substance practice area during the 98 Quarter.

     Direct costs were $771,132 for the 99 Quarter, representing a decrease of $40,337 or 5% from the $811,469 in the 98 Quarter.

     Gross profit as a percentage of revenue was 38.1% and 43.0% in the 99 Quarter and 98 Quarter, respectively. General, administrative and other operating costs increased $10,787, or 2.4% to $451,671 for the 99 Quarter compared to $440,884 for the 98 Quarter.

     Net income for the 99 Quarter of $6,456 decreased by $145,158 over the $151,614 income in the 98 Quarter.

     LIQUIDITY AND CAPITAL RESOURCES:

     The company had a working capital deficit of $808,439 at June 30, 1999 compared to $1,175,356 at March 31, 1999. This working capital decrease in deficit of $366,917 reflects a working capital ratio of .62 at June 30, 1999 from .50 at March 31, 1999. Historically the Company has experienced capital and liquidity problems and no assurances can be given that such shortages will not negatively impact the Company's operations in the future.

     The Company's cash flow was $60,508 in the 99 Quarter compared to $17,459 in the 98 Quarter. The major cash inflow in the 99 to date was $74,465 from operating activities. The Company's control of expenditures during 99 to date is reflected in the small amount ($7,207) of cash used in investing activities. The cash generated in the 99 quarter was used to pay its obligations in the amount of $6,750.

     The Company has no major material commitments for capital expenditures.

     The Company intends to continue to fund its current operations from the combination of cash on hand, cash generated from operations, cost savings generated from its continued cost reduction measures, as well as potential sale of equity. These sources of capital are expected to largely fund the Company's current operations through March 31, 2000. Management expects to continue the profitability experienced in the 99 Quarter in the subsequent quarters of Fiscal 1999. However, if the Company does continue to operate profitably, and absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and there can be no assurance that any such financing will be available at all or on terms acceptable to the Company.

                                ECOS GROUP, INC.
                              FINANCIAL STATEMENTS
                           PART II: OTHER INFORMATION

     ITEM 6: Exhibits and Reports on Form 8K incorporated by reference:

                 None.






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ECOS GROUP, INC.

                                        By: /s/ Charles C. Evans
                                            -----------------------------------
                                            Dr. Charles C. Evans
                                            Chairman of the Board


                                        By: /s/ Ana Caminas
                                            -----------------------------------
                                            Ana Caminas
                                            Chief Financial Officer
                                            On behalf of the Registrant and as
                                            Principal Accounting Officer