Form 10QSB
period 1999-09-30
ECOS GROUP INC
filed 1999-11-15
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 1O-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
[FEE REQUIRED]

                For the quarterly period ended September 30, 1999
                                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[NO FEE REQUIRED]

                         Commission File Number 0-16322


                                ECOS GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        COLORADO                                                84-1061207
        --------                                                ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)



14505 COMMERCE WAY, SUITE 400; MIAMI LAKES~ FLORIDA               33016
---------------------------------------------------               -----
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
Yes  X   No
    ---    ---

As of September 30, 1999 the Company had a total of 29,418,334 shares of $.012 par value Common Stock outstanding.

Transitional Small Business Disclosure format (check one):

                                    Yes       No  x
                                        ---      ---

                                ECOS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                             September 30, 1999        March 31, 1999
                                                                             ------------------        --------------
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS
  Cash and equivalents                                                          $    136,788             $     90,677
  Accounts receivable, net of allowance
    of $176,292 and $152,151                                                       1,060,581                  999,197
  Prepaid expenses & other assets                                                     66,384                   66,922
                                                                                ------------             ------------

          TOTAL CURRENT ASSETS                                                     1,263,753                1,156,796

Amounts due under state reimbursement program                                        179,008                  179,008
Property and equipment, net                                                           44,523                   41,410
Goodwill, net of accumulated amortization of $305,486
  and $284,416                                                                       284,467                  305,537
                                                                                ------------             ------------

          TOTAL ASSETS                                                          $  1,771,751             $  1,682,751
                                                                                ============             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                              $  1,128,542             $  1,041,025
  Accrued expenses                                                                   449,319                  830,309
  Current portion of related party notes payable                                     195,924                  196,741
  Notes payable                                                                      251,077                  264,077
                                                                                ------------             ------------

         TOTAL CURRENT LIABILITIES                                                 2,024,862                2,332,152
                                                                                ------------             ------------


LONG-TERM DEBT --~related party notes
     payable, less current portion                                                   344,427                  378,128
                                                                                ------------             ------------


STOCKHOLDERS' DEFICIT
     Preferred stock ($.75 liquidation value):
        Series A; $.001 par value, 5,000,000 authorized,
          None issued and outstanding
        Series B convertible; $.001 par value,
          1,000,000 authorized, issued and outstanding                                 1,000                    1,000
     Common stock, $.012 par value; 75,000,000 authorized,
          29,418,334 and 20,266,693 issued and outstanding                           353,019                  243,199
     Additional paid in capital                                                   16,839,992               16,592,898
     Accumulated deficit
                                                                                 (17,791,549)             (17,864,626)
                                                                                ------------             ------------

         TOTAL STOCKHOLDERS' DEFICIT                                                (597,538)              (1,027,529)
                                                                                ------------             ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  1,771,751             $  1,682,751
                                                                                ============             ============


The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Six Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                         Three months ended                 Six months ended
                                                                         ------------------                 ----------------
                                                                       1999              1998             1999              1998
                                                                       ----              ----             ----              ----
REVENUE
Consulting services                                               $ 1,323,138       $ 1,274,886       $ 2,568,214       $ 2,697,539
                                                                  -----------       -----------       -----------       -----------

COSTS OF CONSULTING SERVICES                                          412,442           289,856           756,246           635,183
  Subcontractor expenses                                              412,843           465,543           802,347           931,685
   Other direct costs and expenses

             TOTAL DIRECT COSTS AND EXPENSES                          825,285           755,399         1,558,593         1,566,868
                                                                  -----------       -----------       -----------       -----------

GROSS PROFIT                                                          497,853           519,487         1,009,621         1,130,671
                                                                  -----------       -----------       -----------       -----------

OTHER COSTS AND EXPENSES                                              530,160           465,310         1,019,655           906,194
                                                                  -----------       -----------       -----------       -----------
 General, administrative and other operating costs

             TOTAL OTHER COSTS AND EXPENSES                           530,160           465,310         1,019,655           906,194
                                                                  -----------       -----------       -----------       -----------

OPERATING 1NCOME (LOSS)                                               (32,307)           54,177           (10,034)          224,477
                                                                  -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)                                                (13,778)          (17,906)          (29,595)          (36,592)
 Interest, net                                                                          230,668              --             230,668
 Accounts Payable Settlement                                          112,706                             112,706              --
 Forgiveness of debt
 Other income (expense), net                                             --                 375              --                 375
                                                                  -----------       -----------       -----------       -----------

              TOTAL OTHER INCOME (EXPENSE)                             98,928           213,137            83,111           194,451
                                                                  -----------       -----------       -----------       -----------

NET INCOME (LOSS)                                                 $    66,621       $   267,314       $    73,077       $   418,928
                                                                  ===========       ===========       ===========       ===========

BASIC INCOME (LOSS) PER COMMON SHARE:
Continuing operations                                             $     0.003       $      0.01       $     0.003       $      0.02
                                                                  -----------       -----------       -----------       -----------

NET INCOME (LOSS) PER COMMON SHARE                                $     0.003       $      0.01       $     0.003       $      0.02
                                                                  ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                        1999                  1998
                                                                        ----                  ----
OPERATING ACTIVITIES:
     Net income                                                      $  73,077              $ 418,928
                                                                     ---------              ---------
     Adjustments to reconcile net income to net cash
        used by operatin gactivities:
        Depreciation & amortization                                     40,135                115,383
        Accounts payable settlements                                                         (230,668)
     Increase in provision for bad debts and potential
        loss on State reimbursement program                              9,718                 10,045
     Changes in operating assets & liabilities
        Accounts receivable                                            (71,102)                66,543
        Prepaid expenses & other assets                                    538                (88,766)
        Accounts payable and accrued expenses                           50,092               (106,304)
                                                                     ---------              ---------

     Total adjustments                                                  29,381               (233,767)
                                                                     ---------              ---------

Net cash provided by operating activities                              102,458                185,161
                                                                     ---------              ---------

Investing activities:
     Purchases of property and equipment                               (16,329)               (12,022)
                                                                     ---------              ---------

Net cash (used in) investing activities                                (16,329)               (12,022)
                                                                     ---------              ---------

Financing activities:
     Proceeds from notes payable                                          --                   22,000
     Payments on notes payable and capital lease obligations           (13,000)               (21,000)
     Payments on related party notes payable                           (27,018)               (72,311)
                                                                     ---------              ---------

Net cash (used in) financing activities                                (40,018)               (71,311)
                                                                     ---------              ---------

Net increase in cash                                                    46,111                101,828
Cash, beginning of period                                               90,677                 68,902
                                                                     ---------              ---------

Cash, end of period                                                  $ 136,788              $ 170,730
                                                                     =========              =========



The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                                    1999                 1998
                                                                                    ----                 ----


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


     Cash paid during the period for interest                                    $  29,007            $  37,147
                                                                                 =========            =========

SUPPLEMENTAL SCHEDULE ON NONCASH INVESTING AND FINANCING ACTIVITIES:

     On June 4, 1999, the Company issued 1,637,500 shares of common stock to employees holding options and which option price in the aggregate of
     $63,862 was waived.
     The stock and related cost of issuance was valued at:                       $  63,862            $    --
                                                                                 =========            =========


     On June 4, 1999, the Company issued 7,364,141 shares of common stock to its directors and officers in payment of past due unpaid compensation and a
     $7,500 paydown on a related party debt. The stock was valued at:            $ 287,203            $    --
                                                                                 =========            =========

     On June 4, 1999, the Company issued 150,000 shares of common stock to an employee in exchange for assets acquired.
     The stock was valued at:                                                    $   5,849            $    --
                                                                                 =========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.


                          NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION

     Ecos Group, Inc. (the "Company") is engaged, through its wholly-owned subsidiary, Evans Environmental and Geological Science and Management, Inc., in environmental consulting and other environmental related services.

2.   Significant Accounting Policies

     INTERIM FINANCIAL STATEMENTS. THE accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 1 0-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of September 30, 1999 has been derived from the audited financial statements as of the period ended March 31, 1999, but does not include all disclosures required by generally accepted accounting principles. Certain amounts previously reported in both the September 30, 1998 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been reclassified to conform to the 1999 financial statement presentation. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. These Statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1999.

     PRINCIPLES OF CONSOLIDATION. THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE accounts of the Company and its wholly-owned subsidiary. All inter-company balances and transactions have been eliminated.

     USE OF ESTIMATES. THE PREPARATION OF FMANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     REVENUE RECOGNITION. Consulting revenue is recognized as services are performed.

     NET INCOME PER SHARE. Net income per share computations are based on the weighted average common shares outstanding of 26,167,751 and 20,266,693 for the quarters ended September 30, 1999 and 1998, respectively. Potential common shares have not been included in the weighted average common shares outstanding as they are anti-dilutive for all periods presented.

                         ECOS GROUP, INC.

  3. GOING CONCERN CONSIDERATION. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Despite its profitability in Fiscal 1999, the Company suffered significant net losses for the years ended March 31, 1998 and 1997 and currently has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to fund its working capital requirements through continued cost reduction measures through procurement of outside financing from banks or other lenders, including related parties, and through increased sales growth.

      No assurance can be given that the Company will be able to achieve such plans. In the event the Company is unsuccessful in either raising additional capital, increasing sales growth or reducing costs, the Company may then be forced to curtail its then current level of operations.


                  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATIONS

      FORWARD LOOKING STATEMENTS:

      From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. With respect to this Quarterly report, statements included in Management's Discussion and Analysis or Plan of Operation and in the Notes to the Consolidated Financial Statements which are not historical in nature, are intended to be and are hereby identified as "forward looking statements" for purposes of the safe harbor by the Private Securities Litigation Reform Act of 1995. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include those that were previously discussed in the prior filing with the Security and Exchange Commission and also include the following: (i) changes in legislative enforcement and directiom
      (ii) unusually bad weather conditions, (iii) unanticipated delays in contract execution, (iv) sudden loss of key personnel, (v) abrupt changes in competition, and (vi) decisions by the Company's lenders to demand the Company's indebtedness.

      RESULTS OF OPERATIONS:

      Revenues for the six months ended September 30, 1999 (the "99 to date") decreased by $129,325 or 4.8% to $2,568,214 from $2,697,539 for the corresponding six months ended September 30, 1998 (the "98 to date"). For the quarter ended September 30, 1999 (the "99 Quarter") and September 30, 1998 (the "98 Quarter"), comparable revenues increased $48,252 or 3.8% from $1,274,886 to $1,323,138.

                                ECOS GROUP, INC.


     Direct costs were $1,558,593 in 99 to date versus $1,566,868 in 98 to date, a $8,275 or .5% decrease. For the 99 quarter direct costs were $825,285, a $69,886 increase over $755,399 in the 98 quarter. Direct costs consist of all professional and technical labor, subcontractor, supplies and other revenue generating expenses. Gross profit as a percentage of revenue was 38% and 41% in the 99 and 98 quarters, respectively. The comparable to date gross profit percentages were 39% and 42%, respectively. The decreased gross profit percentage is attributed to lower revenues during 99 to date.

     General, administrative and other operating costs increased $64,850, or 14% to $530,160 for the 99 Quarter compared to $465,310 for the 98 Quarter. The increased costs are also reflected in the 99 to date of $1,019,655 compared to $906,194 for the 98 to date, a $113,461 or 12.5% difference.

     Other income for the 99 Quarter and year to date reflects the $112,706 favorable effect of forgiveness of prior debts. The 98 Quarter and year to date reflects $230,668 effect of a settlement agreement for a claim payable to one of the Company's attorneys.

     Net income for the 99 Quarter of $66,621 was reduced by $200,693 compared to the income of $267,314 in the 98 quarter. The 99 Quarter includes forgiveness of debt in the amount of $112,706. The 98 Quarter includes an Accounts Payable settlement of $230,668. Excluding both of these non-operating items, the 99 Quarter was less than the 98 Quarter by $82,731.

     Cumulatively, Net income for the 99 to date was $73,077 compared to a $418,928 for 98 to date. The 99 to date includes forgiveness of debt in the amount of$l 12,706. The 98 to date includes an Accounts Payable settlement of $230,668. Excluding both of these large non-operating items, the 99 to date was less than the 98 to date by $227,889.

     LIQUIDITY AND CAPITAL RESOURCES:

     The Company had a working capital deficit of $761,109 at September 30, 1999 compared to $1,175,356 at March 31, 1999. This working capital decrease in deficit of $414,247 reflects a working capital ratio of .62 at September 30, 1999 from .50 at March 31, 1999. Historically the Company has experienced capital and liquidity problems and no assurances can be given that such shortages will not negatively impact the Company's operations in the future.

     The Company's cash flow was $46,111 in the 99 to date compared to $101,828 in the 98 to date. The major cash inflow in the 99 to date was $102,458 from operating activities. The Company's control of expenditures during 99 to date is reflected in the small amount ($16,329) of cash used in investing activities. The cash generated in the 99 quarter was used to pay its obligations in the amount of $40,018.

     The Company has no major material commitments for capital expenditures.

                                ECOS GROUP, INC.

     The Company intends to continue to fund its current operations from the combination of cash on hand, cash generated from operations, cost savings generated from its continued cost reduction measures, potential increased sales, as well as the procurement of additional financing, as to all of which no assurance can be given.

     No assurance can be given that the Company will be able to achieve such plans. In the event the Company is unsuccessful, in either raising additional capital, increasing sales growth or reducing costs, the Company may then be forced to curtail its then current level of operations.


                           PART II: OTHER INFORMATION

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8K INCORPORATED BY REFERENCE:

                           None.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ECOS GROUP, INC.

                                         By: /s/ Charles C. Evans
                                            --------------------------------
                                         Dr. Charles C. Evans
                                         Chairman of the Board

                                         By: /s/ Ana Caminas
                                            --------------------------------
                                         Ana Caminas
                                         Chief Financial Officer
                                         On behalf of the Registrant and as
                                         Principal Accounting Officer