Form 10QSB
period 1999-12-31
ECOS GROUP INC
filed 2000-02-15
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[Fee required]

                For the quarterly period ended December 31, 1999
                                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
[No fee required]
                         Commission File Number 0-16322
                                                -------

                                ECOS Group, Inc.
                                ----------------
                 (Name of Small Business Issuer in Its Charter)

           Colorado                                        84-1061207
           --------                                        ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

14505 Commerce Way, Suite 400; Miami Lakes, Florida            33016
---------------------------------------------------            -----
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

As of December 31, 1999 the Company had a total of 29,418,334 shares of $.012 par value Common Stock outstanding.

Transitional Small Business Disclosure format (check one):

                              Yes [ ]         No    [X]

                                                 ECOS GROUP, INC.
                                            CONSOLIDATED BALANCE SHEET

                                                                               December 31, 1999           March 31, 1999
                                                                               -----------------           --------------
                                                                                  (UNAUDITED)
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                       $      170,787           $        90,677
     Accounts receivable, net of allowance
          of $170,669 and $152,151                                                     757,487                   999,197
     Prepaid expenses & other assets                                                    56,704                    66,922
                                                                              ----------------           ---------------

                  TOTAL CURRENT ASSETS                                                 984,978                 1,156,796

Amounts due under state reimbursement program                                          179,008                   179,008
Property and equipment, net                                                             50,480                    41,410
Goodwill, net of accumulated amortization of $316,020
         and $284,416                                                                  273,933                   305,537
                                                                              ----------------           ---------------

                  TOTAL ASSETS                                                   $   1,488,399             $   1,682,751
                                                                              ================           ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                           $      920,560             $   1,041,025
     Accrued expenses                                                                  381,652                   830,309
     Current portion of related party notes payable                                    199,417                   196,741
     Notes payable                                                                     251,077                   264,077
                                                                              ----------------           ---------------

                  TOTAL CURRENT LIABILITIES                                          1,752,706                 2,332,152
                                                                              ----------------           ---------------
LONG-TERM DEBT - related party notes payable,
         less current portion                                                          340,934                   378,128
                                                                              ----------------           ---------------


STOCKHOLDERS' DEFICIT
     Preferred stock ($.75 liquidation value):
           Series A; $.001 par value, 5,000,000 authorized,
                None issued and outstanding
           Series B convertible; $.001 par value,
                1,000,000 authorized, issued and outstanding                             1,000                     1,000
     Common stock, $.012 par value; 75,000,000 authorized,
                29,418,334 and 20,266,693 issued and outstanding                       353,019                   243,199
     Additional paid in capital                                                     16,839,992                16,592,898
     Accumulated deficit                                                           (17,799,252)              (17,864,626)
                                                                              ----------------           ---------------

                  TOTAL STOCKHOLDERS' DEFICIT                                         (605,241)               (1,027,529)
                                                                              ----------------           ---------------

                  TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                       $   1,488,399            $   1,682,751
                                                                              ================           ===============


              The accompanying notes are an integral part of these consolidated financial statements.



                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and nine months ended December 31, 1999 and 1998
                                   (Unaudited)

                                                               Three months ended          Nine months ended
                                                               ------------------          -----------------
                                                             1999               1998     1999               1998
                                                             ----               ----     ----               ----
REVENUE
     Consulting services                                 $ 1,194,708    $ 1,032,910    $ 3,762,922    $ 3,730,449
                                                         -----------    -----------    -----------    -----------

COSTS OF CONSULTING SERVICES
     Subcontractorexpenses                                   314,995        247,532      1,071,241        882,715
     Other direct costs and expenses                         400,445        365,656      1,158,066        692,339
                                                         -----------    -----------    -----------    -----------

         TOTAL DIRECT COSTS AND EXPENSES                     715,440        613,188      2,229,307      1,575,054
                                                         -----------    -----------    -----------    -----------

GROSS PROFIT                                                 479,268        419,722      1,533,615      2,155,395
                                                         -----------    -----------    -----------    -----------

OTHER COSTS AND EXPENSES
     General, administrative and other operating costs       515,424        469,910      1,579,805      1,981,106
                                                         -----------    -----------    -----------    -----------

         TOTAL OTHER COSTS AND EXPENSES                      515,424        469,910      1,579,805      1,981,106
                                                         -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                                      (36,156)       (50,188)       (46,190)       174,289
                                                         -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
     Interest, net                                           (12,984)       (16,735)       (42,579)       (53,327)
     Accounts Payable Settlement                                --             --             --          230,668
     Forgiveness of debt                                      41,923        354,337        154,629        354,337
     Other income (expense), net                                 500           --              500            375
                                                         -----------    -----------    -----------    -----------

         TOTAL OTHER INCOME (EXPENSE)                         29,439        337,602        112,550        532,053
                                                         -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                             (6,717)       287,414         66,360        706,342

INCOME TAXES                                                     986           --              986           --
                                                         -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                        $    (7,703)   $   287,414    $    65,374    $   706,342
                                                         ===========    ===========    ===========    ===========

BASIC INCOME (LOSS) PER COMMON SHARE:
     Continuing operations                               $      --      $      0.01    $      --      $      0.03
                                                         -----------    -----------    -----------    -----------

         NET INCOME (LOSS) PER COMMON SHARE              $      --      $      0.01    $      --      $      0.03
                                                         ===========    ===========    ===========    ===========




                   The accompanying notes are an integral part of these consolidated financial statements.



                                                  ECOS GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Nine months ended December 31, 1999 and 1998
                                                        (Unaudited)

                                                                                 1999                        1998
                                                                              ---------                    ---------
OPERATING ACTIVITIES:
     Net income                                                               $  65,374                    $ 706,342
                                                                              ---------                    ---------
     Adjustments to reconcile net income to net cash used
      by operating activities:
        Depreciation & amortization                                              58,317                       66,105
        Accounts payable settlements                                                                        (230,668)
        Forgiveness of debt                                                                                 (354,337)
     Increase in provision for bad debts and potential loss on
        State reimbursement program                                              68,371                       36,268
     Changes in operating assets & liabilities
        Accounts receivable                                                     173,339                      162,725
        Prepaid expenses & other assets                                          10,218                      (22,417)
        Accounts payable and accrued expenses                                  (225,557)                    (135,438)
                                                                              ---------                    ---------

     Total adjustments                                                           84,688                     (477,762)
                                                                              ---------                    ---------

Net cash provided by operating activities                                       150,062                      228,580
                                                                              ---------                    ---------

Investing activities:
     Purchases of property and equipment                                        (29,934)                     (12,022)
                                                                              ---------                    ---------

Net cash (used in) investing activities                                         (29,934)                     (12,022)
                                                                              ---------                    ---------

Financing activities:
     Proceeds from notes payable                                                   --                         22,000
     Payments on notes payable and capital lease obligations                    (13,000)                     (29,250)
     Payments on related party notes payable                                    (27,018)                    (107,036)
                                                                              ---------                    ---------

Net cash (used in) financing activities                                         (40,018)                    (114,286)
                                                                              ---------                    ---------

Net increase in cash                                                             80,110                      102,272
Cash, beginning of period                                                        90,677                       68,902
                                                                              ---------                    ---------

Cash, end of period                                                           $ 170,787                    $ 171,174
                                                                              =========                    =========


              The accompanying notes are an integral part of these consolidated financial statements.



                                                 ECOS GROUP, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Nine months ended December 31, 1999 and 1998
                                                        (Unaudited)

                                                                                    1999                         1998
                                                                                -----------                --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest                                   $    43,254                $       54,503
                                                                                ===========                ==============



SUPPLEMENTAL SCHEDULE ON NONCASH INVESTING AND FINANCING ACTIVITIES:

     On June 4, 1999, the Company issued 1,637,500 shares of common stock to employees holding options and which option price in the aggregate of
     $63,862 was waived.
     The stock and related cost of issuance was valued at:                      $    63,862                $            -
                                                                                ===========                ==============

     On June 4, 1999, the Company issued 7,364,141 shares of common stock to its directors and officers in payment of past due unpaid compensation and a $7,500 paydown on a related party debt.
     The stock was valued at:                                                   $   287,203                $            -
                                                                                ===========                ==============

     On June 4, 1999, the Company issued 150,000 shares of common stock to an employee in exchange for assets acquired.
     The stock was valued at:                                                   $     5,849                $            -
                                                                                ===========                ==============

              The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.


                          NOTES TO FINANCIAL STATEMENTS

1.   Business and Organization

     Ecos Group, Inc. (the "Company") is engaged, through its wholly-owned subsidiary, Evans Environmental and Geological Science and Management, Inc., in environmental consulting, engineering, remediation and other environmental related services.

2.   Significant Accounting Policies

     INTERIM FINANCIAL STATEMENTS. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements as of the period ended March 31, 1999, but does not include all disclosures required by generally accepted accounting principles. Certain amounts previously reported in both the December 31, 1998 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been reclassified to conform to the 1999 financial statement presentation. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended March 31, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 1999.

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

     NET INCOME PER SHARE. Net income per share computations are based on the weighted average common shares outstanding of 29,418,334 and 20,266,693 for the quarters ended December 31, 1999 and 1998, respectively. Potential common shares have not been included in the weighted average common shares outstanding as they are anti-dilutive for all periods presented.

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

4. SUBSEQUENT EVENTS. In January 2000, the Company entered into a two year interest only credit arrangement with a private lender. The agreement provides for the issuance of 1,000,000 shares of the Company's stock to the lender. The $250,000 proceeds of this 10% interest bearing loan was used to payoff a $608,000 promissory note dated October 29, 1997 which outstanding balance was $460,851 at the date of payoff. Related to these events, a gain of $221,596 and the issuance of the 1,000,000 shares of common stock in the Company were both affected in the fourth quarter.

     Some employees opted for stock in lieu of cash payment of prior year's bonuses. In January 2000, the Company issued an aggregate of 603,526 shares of stock to these employees. The expense of these shares was recorded in the year ended March 31, 1999.

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

                                ECOS GROUP, INC.


     contract execution, (iv) sudden loss of key personnel, (v) abrupt changes in competition, and (vi) decisions by the Company's lenders to demand the Company's indebtedness.

     RESULTS OF OPERATIONS:

     Revenues for the nine months ended December 31, 1999 (the "99 to date") increased by $32,473 or .9% to $3,762,922 from $3,730,449 for the corresponding nine months ended December 31, 1998 (the "98 to date"). For the quarter ended December 31, 1999 (the "99 Quarter") and December 31, 1998 (the "98 Quarter"), comparable revenues increased $161,798 or 15.7% from $1,032,910 to $1,194,708.

     Direct costs were $2,229,307 in 99 to date versus $2,213,053 in 98 to date, a $16,254 or .7% increase. For the 99 quarter, direct costs were $715,440, a $69,255 increase over $646,185 in the 98 quarter. Direct costs consist of all professional and technical labor, subcontractor, supplies and other revenue generating expenses. Gross profit as a percentage of revenue was 40% and 37% in the 99 and 98 quarters, respectively. The increased gross profit percentage is attributed to lower expenses during the 99 quarter. The comparable year to date gross profit percentages were both 41%.

     General, administrative and other operating costs increased $78,511, or 18% to $515,424 for the 99 Quarter compared to $436,913 for the 98 Quarter. The increased costs are also reflected in the 99 to date of $1,579,805 compared to $1,343,107 for the 98 to date, a $236,698 or 17.6% change.

     Other income for the 99 Quarter and year to date reflects $41,923 and $154,629, respectively, of the favorable effect of forgiveness of prior debts. The 98 quarter and year to date reflects $354,337 of forgiveness of prior debts. The 98 year to date also includes $230,668 effect of a settlement agreement for a claim payable to one of the Company's attorneys.

     Net loss for the 99 Quarter of $(7,703) was under the 98 quarter by $294,131. The 99 Quarter includes forgiveness of debt in the amount of $41,923. The 98 Quarter includes Forgiveness of prior debts in the amount of $354,337. Excluding both of these non-operating items, the 99 Quarter was better than the 98 Quarter by $18,283.

     Cumulatively, Net income for the 99 to date was $65,374 compared to a $706,342 for 98 to date. The 99 to date includes forgiveness of debt in the amount of $154,629. The 98 to date includes an Accounts Payable settlement of $230,668 and Forgiveness of debt in the amount of $354,337. Excluding both of these large non-operating items, the 99 to date was less than the 98 to date by $209,606.

                                ECOS GROUP, INC.


     LIQUIDITY AND CAPITAL RESOURCES:

     The Company had a working capital deficit of $767,728 at December 31, 1999 compared to $1,175,356 at March 31, 1999. This working capital decrease in deficit of $407,628 reflects a working capital ratio of .56 at December 31, 1999 from .50 at March 31, 1999. Historically the Company has experienced capital and liquidity problems and no assurances can be given that such shortages will not negatively impact the Company's operations in the future.

     The Company's cash flow was $80,110 in the 99 to date compared to $102,272 in the 98 to date. The major cash inflow in the 99 to date was $150,062 from operating activities. The Company's control of expenditures during 99 to date is reflected in the small amount ($29,934) of cash used in investing activities. The cash generated in the 99 quarter was used to pay its obligations in the amount of $40,018.

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

                                ECOS GROUP, INC.

                           PART II: OTHER INFORMATION


     ITEM 1: Legal Proceedings.

     Item 3 - Legal Proceedings from the March 31, 1999 10-KSB is incorporated by reference. No new legal proceedings were encountered during the quarter.

     ITEM 2: Changes in Securities and Use of Proceeds.

     There were no changes in securities during the quarter.

     ITEM 3: Defaults Upon Senior Securities.

     There were no defaults upon senior securities during the quarter.

     ITEM 4: Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the third quarter ending December 31, 1999.

     ITEM 5: Other Information.

     Recently, the Company became aware that ECOS Group, Inc had been administratively dissolved under Colorado law because it did not file Annual Reports for the years 1996 and 1997. In Colorado, a corporation that has been administratively dissolved can only be reinstated within two years of its dissolution. The administrative dissolution in Colorado has not impacted the business operations because ECOS Group is a holding company and the business operations are conducted through the subsidiary, Evans Environmental & Geological Sciences & Management, Inc. The Company is presently taking steps to approve a change in ECOS Group's state of incorporation from Colorado to Florida by means of a merger of ECOS Group with and into a wholly-owned subsidiary. The approval of the merger will resolve the administrative dissolution issue.

     ITEM 6: Exhibits and Reports on Form 8K.

     Item 13 included in the March 31, 1999 10-KSB is incorporated by reference. None were filed during the quarter.

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

                                              ECOS GROUP, INC.

                                              By: /s/ Charles C. Evans
                                              ------------------------
                                              Dr. Charles C. Evans
                                              Chairman of the Board

                                              By: /s/  Ana Caminas
                                              --------------------
                                              Ana Caminas
                                              Chief Financial Officer
                                              On behalf of the Registrant and as
                                              Principal Accounting Officer