Form 10KSB
period 2000-03-31
ECOS GROUP INC
filed 2000-06-29
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[Fee required]

                    For the fiscal year ended March 31, 2000
                                              --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[No fee required]

                         Commission File Number 0-16322
                                                -------

                                ECOS Group, Inc.
                             -----------------------
                 (Name of Small Business Issuer in Its Charter)

           Florida                                             84-1061207
---------------------------------                         ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

14505 Commerce Way, Suite 400, Miami Lakes, Florida              33016
---------------------------------------------------            --------
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

The issuer's revenues for its most recent fiscal year:   $5,042,353

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $5,863,474 on the average bid and asked price of $.1875 on June 22, 2000

As of March 31, 2000, the Company had a total of 31,271,860 shares of Common Stock outstanding.

Transitional Small Business Disclosure format (check one):

                                                     Yes  [ ]     No  [x]
                                                          ---         ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)      Business Development

         ECOS Group, Inc. (the "Company") is a Florida corporation, which has been in the environmental business since 1993. In January 1993, CBLX Holdings, Inc., a Colorado corporation, purchased Evans Environmental Corp., a Florida corporation, in a reverse merger acquisition. Following the merger, the name of CBLX Holdings, Inc. was changed to Evans Environmental Corp. ("Evans Environmental").

         In 1992, the Company purchased the stock of Evans Environmental and Geosciences ("EE&G"), a company in operation since 1986. In July 1996, Evans Environmental purchased the stock of American Remedial Technologies, Inc., a Florida corporation, which was engaged in the remediation of contaminated soils ("ART"). In September 1996, the Company changed its name to ECOS Group, Inc. to reflect the broader business interests of the Company with its new subsidiary. In October 1997, the Company disposed of ART, which never achieved prepared projections, to cure the defaults ART had incurred on loans that had supported ART. On February 22, 2000, the Company held a special Meeting in which a majority of stockholders voted, by proxy or in person to change the Company's state of incorporation from Colorado to Florida by means of a merger of the Company with and into a wholly owned subsidiary.

(b)      Business of Issuer

         The Company is a holding company, which currently has EE&G as its only active subsidiary. EE&G is a regional supplier of environmental and engineering consulting and testing services to both private clients and government clients. The market for environmental consulting, testing, and engineering developed in response to, and is driven by, regulatory and civil liability. The environmental field grew rapidly during the 1980's, however, the Company believes that the field is experiencing diminishing growth in this area due to a relatively mature market.

1. Principal services:

         Within the broad scope of environmental consulting, testing, and engineering services, EE&G offers specialized services in three practice areas:
Asbestos, Hazardous Substances, and Indoor Air Quality ("IAQ"). Although the Company is constantly evaluating opportunities in other lines of business, expansion plans for this year focus primarily on increasing market share within the Company's existing market (primarily Florida), expanding EE&G's geographic reach (enabling it to supply its current scope of services over a larger geographic region) and adding selected services to augment revenues. In the latter part of the fiscal year ended March 31, 2000, EE&G added construction/demolition and electrical services to its array of services with excellent results. The dramatic upswing in construction, demolition and electrical work, coupled by a decrease in the asbestos revenues, moved the Company to establish a new practice area for the construction, demolition and electrical work and to consolidate the IAQ and Asbestos practices as of April 1, 2000.

The Asbestos Practice

         EE&G provides the following Asbestos consulting services:

o    Building inspections and assessments.

o    Laboratory analysis of building materials.

o    Abatement design specifications.

o    Contractor performance and compliance monitoring.

o    Air quality testing.

o    Training.

o    Expert witness testimony.

         This practice area supplies approximately 39% of EE&G's total revenues. In the early 1990's, Asbestos supplied nearly 90% of EE&G's revenues. This dramatic decrease in the percentage of Asbestos revenues is attributable to a decrease in revenues in the Asbestos practice compared with solid growth in the Company's Hazardous Substance and IAQ practices. The Company expects continued erosion of the percentage of Asbestos in its business mix due to the overall maturity of this market in Florida.

         The Company sees little opportunity for significant growth within the State of Florida in the Asbestos practice area. An aggressive state enforcement program in the early part of this decade combined with the limited use of asbestos products in Florida construction resulting from the mild climate and youth of many of the buildings, has had a negative impact on this market. The Company believes that greater opportunities for growth in this practice area are to be found in geographic areas where the cities and their infrastructure are older and the climate is cooler. Accordingly, the Company currently intends to evaluate expansion opportunities.

The Hazardous Substance Practice

         EE&G's Hazardous Substance ("HS") practice area comprised 48% of EE&G's gross revenues in fiscal year 2000. The HS practice consists of professional employees with backgrounds predominantly in geology, engineering, environmental science, biology, and other natural sciences. The staff includes a variety of registered professionals, including Professional Geologists, Professional Engineers, and a Certified Hazardous Materials Manager. The primary project types in which the HS practice area earns its revenues are as follows:

         o Soil and Groundwater Assessment and Remediation. The largest source of revenue in the HS practice area in fiscal year 2000 was the assessment and remediation of soil and groundwater contamination incidents at municipal, commercial, and industrial facilities. Due to the sensitivity of the groundwater aquifer system in Florida and increased regulatory pressures, EE&G's clients continued to pursue investigation and remediation of soil and groundwater on their properties that had been contaminated with petroleum hydrocarbons, chlorinated solvents, heavy metals, pesticides and PCBs. EE&G performed numerous design/build services for clients, performing the engineering design, construction management, and actual construction and operation and maintenance of remediation systems.

         o Real Estate Transaction Audits/Due-Diligence Audits. Following the enactment Superfund Amendments Reauthorization Act (SARA) of 1986, potential buyers, financers, mortgagers, etc. of commercial property are advised to conduct an environmental audit of the property prior to closing. Since the national economy continued to be strong throughout fiscal year 2000, our HS practice continued to see significant revenues from environmental audits relative to real estate transactions.

         o Petroleum Storage Tank Management. On December 31, 1998, the Federal and State deadline for required upgrades to underground storage tank ("UST") systems expired. EE&G continued to obtain a fair amount of business during fiscal year 1999 in the assessment, remediation, closure, design, and installation of UST and aboveground storage tank systems. With the passing of this deadline, the Company anticipates a significant decline in the demand for this service in the 2000 calendar year.

         o Compliance Audits. EE&G actively performed compliance audits in fiscal year 2000, primarily for its industrial/manufacturing clients. EE&G assisted clients with compliance with environmental regulations and best management practices, which typically resulted in waste minimization and costs savings.

         o Engineering/Design. EE&G continued to expand its engineering capabilities in fiscal year 2000. EE&G engineers completed projects involving soil and groundwater remediation systems, storm water management systems, sanitary sewer systems, sewer lift stations, pollution prevention equipment, HVAC design and various types of permitting.

The Indoor Air Quality Practice

         Industrial Hygiene is defined as the recognition, evaluation and control of workplace hazards. This definition has recently expanded to include non-traditional issues in work environments in which industrial hygiene has not traditionally been practiced. EE&G's IAQ practice area accounted for 13% of the Company's gross revenue in fiscal year 2000.

         The primary project types in which the IAQ practice earns revenues are as follows:

         o Indoor Air Quality Services. These projects involve the investigation of unknown agents primarily in commercial and municipal buildings that are resulting in occupant illness and discomfort. EE&G conducts initial IAQ investigations, and offers comprehensive design solutions to remediate IAQ issues. However, increased public awareness, combined with several large legal cases involving "sick building syndrome" resulted in a significant increase in the demand for our IAQ services. EE&G's IAQ services expanded in fiscal year 1999 to construction management and oversight of architectural and mechanical modifications/renovations to building components and heating, ventilation and air conditioning systems relative to building IAQ problems. In July 1999, the Company signed a new contract with Broward County School Board to provide construction management services for mold and mildew remediation projects. As a result, the Company believes that its construction management services will increase as a percentage of the IAQ practice. During the year ended March 31, 2000, IAQ projects accounted for approximately 95% of revenues for the practice area.

         o Industrial Hygiene Evaluations. This typically involves the collection of air sample data for specific chemical or physical agents, and relating them to established exposure standards. This type of work is driven by the Occupational Safety and Health Administration (OSHA), and takes place in industrial facilities where employees are exposed in the normal course of their work. These projects account for less than 10% of the revenues for the practice area, and are not considered to have significant growth potential. This limited growth potential is due to limited enforcement, a lack of unions in Florida, few "smoke stack" industries in Florida, and competition from insurance companies who offer similar services to their clients.

2. Distribution methods of the services

         EE&G performs its services through a combination of field investigations, regulatory agency liaison, technical evaluation, and report preparation. EE&G's primary products include correspondence, cost proposals and technical reports. EE&G's projects are typically located in close geographical proximity to its offices; however, EE&G's national clients retain the Company's services throughout the United States and Caribbean Islands.

3. Status of any publicly announced new service

         In January 2000, EE&G began offering a new service line -- construction/demolition and electrical contracting. This new service line, developed in response to need generated by EE&G's long term and national clients, experienced rapid growth and success, becoming a new cost center in April 2000. In addition, EE&G received its electrical contractor's license in January 2000 and are currently applying for its General Contractor's license.

4. Competition

         EE&G operates in a highly competitive industry in which there are many companies with greater resources and facilities and also numerous independent operators that can collaborate with other companies to provide similar services. Despite this high level of competition, EE&G has successfully competed with both large and small organizations and has maintained and expanded its practices. EE&G also derives a significant competitive advantage from a large regional presence in Florida and its fourteen years of successful work in this region.

5. Sources and Availability of Raw Materials

         The raw materials, including the products used by the Company are believed by the Company to be in wide supply and available from a number of sources.

6. Customers

         EE&G maintains a diverse client base, consisting of both government and private sector customers. EE&G's private sector customers range in size from Fortune 500 companies to small family run businesses. The customer base is primarily within Florida, but EE&G's larger customers frequently provide work throughout the Eastern United States and occasionally outside the United States.

         EE&G's governmental clients include a variety of federal government agencies as well as state, county and city governments. In particular, EE&G is a significant provider of asbestos consulting and testing services to school systems throughout Florida.

         For the fiscal year ended March 31, 2000, one of the Company's customers represented nearly 18% of revenue but only 9% of the accounts receivable. Also, the top ten customers of the Company combined comprised 49% of the total revenues and 34% of the accounts receivable. For the fiscal year ended March 31, 1999, one of the Company's customers represented nearly 11% of revenue but only 4% of the accounts receivable. Also, the top ten customers of the Company combined comprised 51% of the total revenues and 41% of the accounts receivable.

7. Intellectual Property Rights

         The Company has no present patent application pending nor does it recognize intellectual property as an asset on its balance sheet.

8. Government approval of principal services

         The Company's services are guided extensively by government approval systems. All of EE&G's licenses and certifications are subject to government approval on an annual basis. Employees who qualify the firm for its practices in engineering, geology, asbestos and hazardous materials management, for example, are required to take annual refreshers to maintain their licensure or certifications.

9. Government Regulation

         The Company is subject to extensive and evolving government regulations administered by various state and federal agencies and authorities. In many respects, these regulations both govern the operation of the Company and contribute to the demand for its services. Although the Company's customers remain legally responsible for their environmental problems, the Company must comply with all legal requirements applicable to its services. The relevant laws and regulations that may affect the Company's operations include the U.S. Environmental Protection Agency regulations and state regulations regarding asbestos consulting, professional engineering, professional geology, federal and state regulations governing the generation, treatment, transportation and disposal of hazardous wastes, the clean-up of hazardous waste sites and those governing workers in the workplace. Many of these areas are both relatively new and rapidly developing and, therefore, the Company cannot predict the extent to which the Company's operations may be affected by changes to enforcement policies applied pursuant to current laws or by the enactment of new environmental laws and regulations.

         The Company's Florida operations are currently conducted under the following protocols and maintain the following certifications and/or accreditations:

         o Florida Department of Business and Professional Regulation ("DBPR") licenses individuals who practice as asbestos consultants, engineers, geologists and professional scientists.

         o The National Institute of Standards and Technology's National Voluntary Laboratory Accreditation Program.

         Until the spring of 1995, the Company provided numerous environmental consulting services, including the assessment and remediation of contaminated sites related to discharges of petroleum products from petroleum storage systems that are eligible for reimbursement of cleanup costs under the State of Florida's Inland Protection Trust Fund program (the "FIPT"). Occasionally, the Company entered into contracts with third parties for the purpose of funding such remediation work, subject to payment of a markup or handling fee to these funding parties. If the State of Florida determined that certain costs were not reimbursable, then such contracts generally provide that the Company is required to bear all costs not reimbursed. No assurances exist that the State of Florida will fully reimburse costs submitted in the pending applications for reimbursement of costs.

         The State of Florida ceased the processing of applications for new work under the Petroleum Contamination Reimbursement Program with the FIPT, with limited exceptions, for certain active sites. In its place, the State of Florida implemented, under the FIPT, a prioritized Petroleum Cleanup Program based upon pre-approved scope of work and costs.

         The Company submitted claims, as of March 31, 2000, totaling approximately $116,000, net of reserves, under FIPT's prior program. As of March 31, 2000, the Company does not have any material claims remaining to be submitted under the new program. The Company does not have plans for future participation in this program.

10. Research and Development

         For the fiscal year ended March 31, 2000, the Company did not expend any significant funds on research and development activities.

11. Environmental Considerations

         While it does not generate or assume ownership of hazardous waste, the Company does, through its laboratories and field services, handle potentially hazardous substances as samples submitted for analysis. These samples are disposed of under State-approved plans for the temporary storage, transport and disposal of such materials. All hazardous waste is stored in appropriate drums and packaged for shipping according to Federal Department of Transportation regulations to an approved waste disposal site by an approved hazardous waste hauler. The Company's costs of compliance with environmental laws and regulations is approximately $5,000 per year, primarily for asbestos waste disposal. See "Governmental Regulation" for a discussion of other environmental laws and regulations to which the Company is subject and the effects of compliance with such laws and regulations on the Company.

12. Employees

         As of March 31, 2000, the Company employed 58 full time employees. No employees are members of a collective bargaining unit under a union representation contract.

(c)      Reports to security holders

         None.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company owns no real property, but leases 8,400 square feet for its Miami operating offices for approximately $135,000 annually. The Company reduced its lease costs when the Miami lease expired in January 2000 by relocating to a comparable size location in Miami Lakes for about half the cost of the previous location. The Company maintains other offices throughout Florida on a month-to-month basis. The Company believes that its facilities are more than adequate for its current operations and its commitments sufficiently flexible for future needs.

ITEM 3.  LEGAL PROCEEDINGS.

         On October 28, 1998, The Housing Authority of St. Petersburg (the "Housing Authority") filed a claim against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Housing Authority alleged that the Company breached its contract for failing to disclose the location of lead based paint in parts of the housing project. The Company believes that it has adequate legal defenses with respect to the claim. The Company is insured for damages that may be recovered by the Housing Authority against EE&G in the event of an adverse outcome, minus a self-insurance of $100,000. The Company does not anticipate that the amount of any potential loss will materially affect its financial position, but realizes that an unfavorable adverse outcome could potentially adversely affect such position or reported results of its operations. As such, the Company reserved approximately $92,000 to protect itself against any adverse outcome.

         In addition, the Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On February 22, 2000, the Company held a Special Meeting to vote on a proposal to change the Company's state of incorporation from Colorado to Florida by means of a merger of the Company with and into a wholly owned subsidiary. There were 16,739,820 shares present, represented by proxy and by stockholders voting in person at the Special Meeting, which constituted approximately 54% of the shares entitled to vote. All 16,739,820 shares were cast in favor of the proposal. No abstentions or votes were cast against the proposal.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock trades on the Over the Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol ECOS. The Company's shares were delisted from the NASDAQ SmallCap marketplace effective January 2, 1998. The quotations set forth below are inter-dealer quotations obtained from NASDAQ, do not reflect retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. On April 20, 1995, the Company's Common Stock also began trading under the symbol EVE on the Freiverhehr (over-the-counter market) of the Berlin Stock Exchange, Berlin, Germany and under the same symbol in 1997 on the Frankfurter Wertpaperborse (over-the-counter market) of the Frankfurt Stock Exchange in Frankfurt, Germany. As of March 31, 2000 the Company no longer maintains an active listing on the Berlin Stock Exchange.

---------------------------------------- -------------------------------------- --------------------------------------
Quarter Ended                                          High Bid                                Low Bid
---------------------------------------- -------------------------------------- --------------------------------------
Fiscal  Year 2000:
---------------------------------------- -------------------------------------- --------------------------------------
March 31, 2000                                          $0.3906                                $0.0469
---------------------------------------- -------------------------------------- --------------------------------------
December 31, 1999                                       $0.0625                                $0.0312
---------------------------------------- -------------------------------------- --------------------------------------
September 30, 1999                                      $0.1250                                $0.0625
---------------------------------------- -------------------------------------- --------------------------------------
June 30, 1999                                           $0.2031                                $0.0312
---------------------------------------- -------------------------------------- --------------------------------------

---------------------------------------- -------------------------------------- --------------------------------------
Fiscal Year 1999:
---------------------------------------- -------------------------------------- --------------------------------------
March 31, 1999                                          $0.0469                                $0.0312
---------------------------------------- -------------------------------------- --------------------------------------
December 31, 1998                                       $0.0469                                $0.0156
---------------------------------------- -------------------------------------- --------------------------------------
September 30, 1998                                      $0.1250                                $0.0156
---------------------------------------- -------------------------------------- --------------------------------------
June 30, 1998                                           $0.1562                                $0.0781
---------------------------------------- -------------------------------------- --------------------------------------

Holders

         The Company had 347 stockholders of record as of March 31, 2000 and believes there are approximately 1,100 additional beneficial holders of its securities who hold such shares in "street" or nominee name.

Dividends

         The Company has not paid any dividends during the past two fiscal years and does not intend to pay any cash dividends on common stock of the foreseeable future.

         The Company's current policy is to reinvest earnings, if any, into the growth and expansion of the Company. The payment of cash dividends, if any, will be at the discretion of the Board of Directors and will depend upon earnings, financial requirements of the Company and such other factors as the Board of Directors may deem relevant. Payment of dividends on common stock is subject to prior payment of accrued and unpaid dividends on outstanding shares of preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Introduction

         During fiscal years 1999 and 2000, the Company continued to focus on the growth and maintenance of EE&G, the Company's operating subsidiary, and on further reducing the Company's liabilities, especially long-term debt. In fiscal year 2000, the Company began to explore a variety of merger and acquisition opportunities as a means of increasing the Company's growth rate.

         Fiscal year 2000 was a transition year for EE&G. The asbestos market in Florida, EE&G's main service area, steadily declined as this limited resource market continues to be depleted with each completed project. This general decline was aggravated by the loss of a few significant clients in this practice in fiscal year 2000. While the revenues in the asbestos practice are generally stable for the latter part of fiscal year 2000, the Company does not expect significant growth in this area and has actively developed other service lines to replace the lost asbestos revenues. The transition was officially marked at the beginning of fiscal year 2001 when the asbestos practice was combined with the indoor air quality practice into a single practice area and a new practice area, the construction/demolition/electrical practice was established.

         Based on experience to date, including the amount of construction/demolition/electrical work backlogged to date, the Company has set aggressive goals for this practice area. The Company anticipates that the growth in this new practice area will significantly exceed the erosion of asbestos revenues by the early part of fiscal year 2001, allowing the Company to experience significant growth both in revenues and operational profit in fiscal year 2001.

         The development of the construction/demolition/electrical practice has, over the last year, proven to be a cash intensive effort. This type of work typically requires outlay of significant quantities of cash at the outset of projects that may not be recouped until collection on the final invoice for that project some time later. The rapid expansion of the construction/demolition/electrical practice has significantly impacted the overall cash flow of the Company's operations. To date, the Company has successfully managed this cash flow difficulty without external sources of additional cash such as a bank line of credit. Should the Company not obtain a line of credit to augment the operational cash flow, then the Company foresees the possibility of not realizing the full growth potential of the construction/demolition/electrical practice area in fiscal year 2001.

         During fiscal years 1999 and 2000, the Company benefited substantially from one-time events such as discounts on loans (see discussion of these items below). The Company believes that the opportunities for such dramatic one-time gains have been largely exhausted and for the upcoming Fiscal year 2001 the Company will, with limited exceptions, be dependent solely on operational profits.

         The Company has begun exploring a variety of merger and acquisition opportunities in order to augment its existing revenue stream and increase stockholder value. The Company will continue to explore these opportunities during Fiscal year 2001, although no assurance can be given that a merger or acquisition will be made during the foreseeable future.

Fiscal year ended March 31, 2000 compared to fiscal year ended March 31, 1999

         During the fiscal year ended March 31, 2000, the Company ended with Net Income of $766,206, as compared to income of $320,770 for the fiscal year ended March 31, 1999.

         During fiscal year 2000, the Company continued the cost saving actions, which were started during fiscal year 1998, including negotiating a new lease for the Miami office, reductions of corporate overhead and other measures. The results of these cost saving actions contributed to the Company's return to operational profitability during fiscal year 2000. The Company believes that it can experience sustained and profitable revenue growth in the future, although no assurances can be given.

         The Company has broadened its service areas offered to clients by the addition of construction, demolition and electrical lighting maintenance services within EE&G. The Company anticipates rapid growth in these new service areas both through attracting new clients and offering more services to existing clients.

         The Company's revenues increased from $4,814,116 for fiscal year 1999 to $5,042,353 for fiscal year 2000, an increase of $228,237 or approximately 4.7%. Direct costs were $2,838,607 for fiscal year 2000 versus $2,791,565 for fiscal year 1999, representing an increase of $47,042 or approximately 1.7%. The Company's gross profit margin increased from 42.0% in fiscal year 1999 to 43.7% in fiscal year 2000.

         Other costs and expenses decreased $223,601, or 10%, to $1,967,808 for fiscal year 2000 compared to $2,191,409 for fiscal year 1999. Included in the fiscal year 1999 expenses is an expense for estimated stock compensation for Directors, Management and employees amounting to $351,065. Excluding the effect of this one-time item in fiscal 1999, fiscal year 2000 expenses of $1,967,808 reflected an increase of 6.9%, or $127,464 over fiscal year 1999 when expenses were $1,840,344.

         The operating income for fiscal year 2000 was $235,938, an increase of $404,796 from the fiscal year 1999 operating loss of $168,858. Excluding the expense for stock compensation previously described, an operating income of $235,938 would have resulted in fiscal year 2000 versus an operating income of $182,207 for fiscal year 1999, representing a 29% increase from fiscal year 1999 to fiscal year 2000.

         The $351,065 liability expensed in fiscal year 1999, described above, was subsequently settled by issuance of 9,407,039 shares of common stock valued at $44,211. A $306,854 gain was recognized in fiscal year 2000 on the settlement of this accrual and is reflected in Other Income under the caption "Settlement of accounts payable and accrued liabilities".

         On November 12, 1998, the Company executed a Settlement Agreement for a claim payable to one of its attorneys. As a result, the Company recorded a gain, net of expenses, of $230,000, during fiscal year 1999. Additionally, on November 17, 1998, a mutual agreement was reached between the Company and its then Chief Executive Officer to terminate their four-year employment contract dated July 8, 1996. In exchange for the termination, the Chief Executive Officer agreed to release the Company from a $354,337 obligation payable to the Chief Executive Officer in the form of a note payable as well as surrender 633,365 shares of Series B Convertible Preferred Stock of the Company. As a result, the Company recorded a gain of $354,337 during fiscal year 1999.

         On January 17, 2000, the Company settled a promissory note whose balance was $460,851 plus interest of $10,745 for $250,000 with funds from a private lender. A $221,596 gain was recognized on the early extinguishment of this debt. On the same day, the Company also settled a promissory note with a balance of $72,000 plus interest of $22,819 for $40,000 with the Company's internal funds. A $54,819 gain was recognized on the early extinguishment of this debt.

         The aforementioned one-time items contributed to the income before income taxes of $777,192 for fiscal year 2000. This was $456,422 better than the $320,770 income for fiscal year 1999 and can be summarized as follows:

                                                                      Fiscal Year 2000     Fiscal Year1999
                                                                      ----------------     ---------------
      Income from consulting offices                                     $ 2,203,746          $ 2,022,551
      Corporate overhead                                                  (1,967,808)          (2,191,409)
      Other Income (expense)                                                 541,254              489,628
                                                                      ----------------     ---------------
      Income before income taxes                                         $   777,192          $   320,770
                                                                      ----------------     ---------------

         Net Income for fiscal year 2000 was $766,206 compared to a $320,770 income for fiscal year 1999. The net income for fiscal year 2000 includes a provision for income taxes of $10,986.

Liquidity and Capital Resources

         The Company had a working capital deficit of $359,872 at March 31, 2000, compared with a working capital deficit of $1,175,356 at March 31, 1999. This decrease in deficit of $815,484 reflects a working capital ratio of .75 at March 31, 2000 from .50 at March 31, 1999.

         Net cash increased during fiscal year 2000 by $77,973 compared to an increase during fiscal year 1999 of $21,775. Cash provided by continuing operations was $200,519 compared to cash provided of $190,332 in fiscal year 1999. Cash of $46,753 and $16,928 in fiscal year 2000 and fiscal year 1999, respectively, was used to purchase equipment. The cash used for financing activities of $75,793 was significantly reduced from the $151,629 in fiscal year 1999, due to a reduction of related party debt in the last two years.

         The Company entered into subcontractor finance agreements totaling $518,716 during fiscal years 1998 and 1997 and was eligible for reimbursement under the FIPT. Under these agreements, the Company must prepay interest for 12 months based on the published prime rate at the time of funding. Also, at the time of funding, the Company must prepay additional interest at a rate of 5% to a reserve account for months 13 through 18. If reimbursement from the FIPT takes more than 18 months, then interest must be prepaid on a quarterly basis at the rate of prime plus 3%. The Company is liable to the financing companies for any reimbursement denials. The Company must pay any denied reimbursements within 10 days of notification. As of March 31, 2000, the Company had outstanding balances of $251,077.

         The Company continues to monitor the recent governmental activities in Florida with respect to changes in the FIPT, see Item 1. Description of Business
- Governmental Regulation, above. As of March 31, 2000, the Company had claims submitted to the FIPT approximating $116,000, net of reserves.

         The Company intends to fund its current operations from a combination of cash on hand, cash generated from operations, potential new equity or a sale of assets. These sources of capital are expected to fund the Company's current operations through March 31, 2001. The Company believes that it can experience sustained and profitable revenue growth in the future, although no assurances can be given. However, if the Company does not continue its profitability, or absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company as of June 29, 2000 are as follows:


                                                                                                     In Office
                 Name                       Age                    Position(s)                         Since
---------------------------------------- ---------- -------------------------------------------- -------------------
Wendell R. Anderson                         67      Director                                            1994

Luis De la Cruz                             47      Director                                            1996

Leon S. Eplan                               71      Director                                            1993

Dr. Charles C. Evans                        43      Chairman of the Board of Directors                  1993
                                                    Chief Executive Officer                             1998

Timothy Gipe                                36      Director, Secretary                                 1999
                                                    President of EE&G                                   1998

Joseph F. Startari                          52      Director                                            1996

Ana Caminas                                 46      Chief Financial Officer                             1999

Business Experience:

         Wendell R. Anderson, former Governor of the State of Minnesota, was appointed to the Board of Directors in 1994. Mr. Anderson currently practices law in Minnesota. The Minneapolis Star Tribune named him one of Minnesota's 100 most influential people of the 20th century. He has served as a director of the following public companies: Fingerhut Corp. (since 1991), National City Bank Corporation (since 1981) and Turbodyne Technologies, Inc. (since 1996). He also served as member of the University of Minnesota's Board of Regents and currently is a member of its Foundation Board.

         Ana Caminas has 25 years experience in management and accounting. Ms. Caminas was hired in March 1999 as Chief Financial Officer to fill the vacancy left by Mr. Michael G. Baker in July 1998. From 1991 to 1998, Ms. Caminas served as Vice President of J.I. Kislak Mortgage Corporation. Ms. Caminas graduated from Florida International University with Bachelor of Science degree in Business Administration. She has a Master's Degree in Accounting from the University of Miami and maintains professional registration as a Certified Public Accountant in the State of Florida.

         Luis De La Cruz has served president and stockholder of De La Cruz & Cutler, P.A., a law firm in Coral Gables, Florida since 1990. Mr. De La Cruz legal expertise is in the areas of real estate and commercial transactions. He earned a Bachelor of Science degree in civil engineering and a Juris Doctorate from the University of Florida.

         Leon S. Eplan, a Director since April 1993, heads Eplan Consulting, an Atlanta based international consulting firm that provides client services in urban planning and revitalization, urban economic analysis, real estate development, and growth management. Mr. Eplan serves on the Audit Committee of the Board of Directors. He was formerly the Commissioner of Planning and Development of the City of Atlanta, where, among other duties, he was responsible for developing the program that guided the City's improvements in their preparation for the 1996 Summer Olympic Games. Mr. Eplan also served as Director of the Graduate City Planning Program at the Georgia Institute of Technology.

         Dr. Charles C. Evans joined the Company as Chairman of the Board of Directors in January 1993 and has served in that capacity to the present day. Until March 1995, Dr. Evans also served as the President and Chief Executive Officer of the Company. From 1986 until March 1995, Dr. Evans had been continuously employed as President of one or more of Evans Environmental's subsidiaries. In February 1998, Dr. Evans was appointed interim Chief Executive Officer of the Company, and in June 1998, was appointed to Chief Executive Officer. He currently serves in this capacity and his contract is renewed annually.

         Timothy R. Gipe joined the Company as General Manager of EE&G in 1996. Since 1996, Mr. Gipe has been responsible for directing and managing EE&G, with an aggressive focus on growth and profitability. In 1998, Mr. Gipe was appointed President of EE&G. He was appointed Secretary of the Company and voted into the Board of Directors in 1999, where he has become active in the corporate business strategies. Prior to joining the Company, Mr. Gipe was employed by a national environmental engineering firm, SCS Engineers, where he served as their Miami Branch Office Director from 1990 to 1995.

         Joseph F. Startari, a director since 1996, is president, Chief Executive Officer and Chairman of Biotechna Environmental (2000) Corporation, an environmental/biotechnology company, and president and Chief Executive Officer of Biotechna USA, Inc. a majority owned subsidiary (referred to collectively as "Biotechna"). Mr. Startari joined Biotechna in December 1995. Prior to joining Biotechna, Mr. Startari held various senior positions in operations, marketing, research and development and materials management during his 18-year tenure at Olin Corporation (Ordinance Division) and also served as Executive Vice President of Olin Services, Inc.

         Directors are elected annually at the Company's annual stockholders' meeting. Each director of the Company serves until his successor is elected and qualified or until the earlier of death, resignation, removal or disqualification of the director. The officers are elected annually by the directors.

Committees of the Board of Directors

         The Board of Directors has established a Compensation Committee, of which Mr. Luis de la Cruz is Chairman and Mr. Wendell Anderson and Dr. Charles
C. Evans are members. The Compensation Committee reviews and approves annual salaries and bonuses for all executive officers and reviews, approves and recommends to the Board of Directors the terms and conditions of all employee benefit plans or changes, including the granting of stock options pursuant to the Company's stock option plans.

           The Board of Directors also established an Audit Committee of which Mr. Joseph F. Startari is Chairman and Mr. Leon Eplan and Dr. Charles Evans are voting members and Ana Caminas is a non-voting member. The Audit Committee oversees the Company's Chief Financial Officer, meets periodically with the Company's outside auditors, and is generally responsible for the Company's financial and accounting policies.

Section 16(a) Reports

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that, for the fiscal year ended March 31, 2000, it complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.

                                        SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------
                                             Annual Compensation                    Long-Term Compensation
                                                                                           Awards
                                                                               ---------------------------------
                                                                                                  Securities
        Name                                                                                        Under-
         And                                                   Other Annual     Restricted           Lying
 Principal Position     Year      Salary         Bonus         Compensation    Stock Award $        Options
----------------------------------------------------------------------------------------------------------------
    Charles Evans       2000     $ 102,500       $10,000             *                --               --
 Chairman and Chief
  Executive Officer

                        1999     $  92,708          (1)              *            $104,200(3)       2,671,795
                        1998     $  51,702          --               *                --               --
----------------------------------------------------------------------------------------------------------------
    Timothy Gipe        2000     $ 100,000       $10,000             *                --               --
      President
                        1999     $  95,042          (1)              *            $102,939(4)       2,639,462
                        1998     $  71,354       $36,654(2)          *                --               --
----------------------------------------------------------------------------------------------------------------

* The value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary & bonuses reported for executive officers.

(1) Executive officer elected to receive restricted stock in lieu of cash bonus.
(2) Represents bonus paid in fiscal year 1999 for services performed in fiscal year 1998.
(3) Dr. Evans was awarded 2,671,795 shares of restricted stock in lieu of compensation owed. Value represents such shares at $0.039 per share, the closing market price of the Company's common stock on the date of the grant. The restricted stock was fully vested upon grant. Dr. Evans has the right to receive all dividends paid upon such stock. As of March 31, 2000, Dr. Evans held 3,619,923 shares of restricted stock valued at $622,265 (based upon a closing price of the Company's common stock of $0.1719 per share as of March 31, 2000).

(4) Mr. Gipe was awarded 2,639,462 shares of restricted stock in lieu of compensation owed. Value represents such shares at $0.039 per share, the closing market price of the Company's common stock on the date of the grant. The restricted stock was fully vested upon grant. Mr. Gipe has the right to receive all dividends paid upon such stock. As of March 31, 2000, Mr. Timothy Gipe held 3,139,462 shares of restricted stock valued at $539,674 as of March 31, 2000. (based upon a closing price of the Company's common stock of $0.1719 per share as of March 31, 2000).

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

------------------------- ------------------ ------------------ ---------------------- ----------------------
                                                                Number of Securities
                                                                     Underlying
                                                                     Unexercised       Value of Unexercised
                                                                  Options/SAR's at         In-the-Money
                                                                 fiscal year end (#)     Options/SAR's at
                           Shares Acquired                          Exercisable/        fiscal year end ($)
                           on Exercise (#)    Value Realized        Unexercisable          Exercisable/
                                                    ($)                                    Unexercisable
------------------------- ------------------ ------------------ ---------------------- ----------------------
     Charles Evans
   Chairman and Chief            --                 --                2,869,923              $493,340
   Executive Officer
------------------------- ------------------ ------------------ ---------------------- ----------------------
      Timothy Gipe
       President                 --                 --                2,639,462              $453,723
------------------------- ------------------ ------------------ ---------------------- ----------------------

Repricing of Options

         On July 1, 1998, Dr. Evans and Mr. Gipe were granted 300,000 and 500,000 stock options, respectively; each of which was, (i) for 3 years, (ii) immediately exercisable and (iii) at an exercise price of $0.10 per share (the market price on the date of the grant). On June 4, 1999, the stock options were cancelled and an equivalent number of shares of common stock were issued to the employees holding the options.

Employment Agreements

         In June 1999, Charles C. Evans executed a one-year agreement to serve as Chief Executive Officer of the Company. Pursuant to the terms of the agreement, Dr. Evans received a salary of $104,000, a car allowance of $600 per month, a performance based bonus of up to $15,000 per year, a stock option bonus incentive of up to 250,000 shares, reimbursement for business travel and expenses and eight weeks paid vacation per year. The agreement also provides that he will not compete with the Company's business for a period of one-year following his voluntary resignation or the termination of his employment for cause. In June 2000, the Company renewed Dr. Evans' contract for another one-year term, including a 2.5% base salary increase.

         In June 1999, Timothy Gipe executed a one-year agreement to serve as President of EE&G. Pursuant to this agreement, Mr. Gipe received a salary of $100,000 per year, a performance based bonus of up to $15,000 per year, a stock option bonus incentive of up to 250,000 shares, reimbursement for business travel and expenses and four weeks paid vacation per year. The agreement also provides that Mr. Gipe will not compete with the Company's business for a period of one-year following his voluntary resignation or the termination of his employment for cause. The Company renewed Mr. Gipe's contract in June 2000 for another one-year term, including a 2.5% base salary increase and paid vacation of five weeks per year.

Compensation of Directors

         Each director who is not an executive officer or employee of the Company is entitled to a fee of $300 per meeting attended. Further, for serving on the Board of Directors, non-employee Directors received mandatory stock option grants under the 1993 Stock Option Plan and are entitled to additional compensation duly authorized by the Board of Directors. In March, 1999, the Board of Directors voted to award common stock and warrants for past due unpaid compensation. Specifically, Wendell R. Anderson received 376,923 shares valued at $14,700; Luis De La Cruz received 230,769 shares valued at $9,000; Leon S. Eplan received 446,154 shares valued at $17,400 and Joseph F. Startari received 223,077 shares valued at $8,700. An equal number of warrants to purchase common stock of the Corporation at $0.06875 per option share with a one-year vesting period were issued to the same directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Of the 75,000,000 shares of Company common stock authorized, there were approximately 31,271,860 shares of the Company common stock outstanding and approximately 347 holders of record as of March 31, 2000. There were also 3,210,193 warrants and 8,217,667 options outstanding as of March 31, 2000. The 1,000,000 shares of ECOS Group Series B Convertible Preferred Stock previously outstanding expire with the filing of this 10-KSB.

         The following table sets forth certain information, as of June 16, 2000, regarding the Company's shares owned of record or beneficially by (i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock or Series B Convertible Preferred Stock,
(ii) each director and executive officer and (iii) all directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.

                                                       Common Stock
                                                -----------------------
                                                  Number
                                                    of           % of
      Name and Address                            Shares        Class(2)
      ----------------                          --------        --------
Strategica Capital Corporation (3)
1221 Brickell Avenue, Suite 2600                 2,460,193       7.35%
Miami, Florida 33131

Wendell R. Anderson (1), (4)                       803,846       2.56%
Director

Luis De La Cruz (1), (5)                           511,538       1.64%
Director

Leon S. Eplan (1), (6)                             942,308       2.99%
Director

Joseph F. Startari (1), (7)                        496,154       1.59%
Director

                                                       Common Stock
                                                -----------------------
                                                  Number
                                                    of           % of
      Name and Address                            Shares        Class(2)
      ----------------                          --------        --------

Charles C. Evans (1), (8)                        6,489,846      19.15%
Chairman of the Board of Directors and
Chief Executive Officer

Timothy Gipe (1)(9)                              5,928,924      17.54%
Director and Secretary

All Directors,  Executive Officers and          15,385,436      40.42%
nominees as a Group
 (7 persons) (10)

(1) The address for Directors and Executive Officers is 14505 Commerce Way, Suite 400, Miami Lakes, Florida 33016.

(2) Pursuant to rules of the Security and Exchange Commission, shares of the common stock subject to options, options, rights or conversion privileges held by directors and executive officers that are exercisable within 60 days of March 30, 2000 are deemed outstanding for purposes of beneficial ownership and the beneficial ownership of all executive officers and directors as a group.

(3) Includes (i) 175,000 shares of common stock issuable under options granted to a predecessor corporation and (ii) 761,731 shares of Series A Convertible Preferred Stock issuable under options. The shares of Series A Convertible Preferred Stock are convertible into 2,285,193 shares of Common Stock.

(4)      Includes 376,923 shares of common stock issuable under options.

(5)      Includes 230,769 shares of common stock issuable under options.

(6)      Includes 446,154 shares of common stock issuable under options.

(7)      Includes 223,077 shares of common stock issuable under options.

(8)      Includes 2,869,923 shares of common stock issuable under options.

(9) Includes 2,639,462 shares of common stock issuable under options and 150,000 shares of common stock issuable under options by Mr. Gipe's wife as to which shares Mr. Gipe disclaims beneficial ownership.

(10) Includes 6,892,718 shares of common stock issuable under options and 150,000 shares of common stock issuable under options by Mr. Gipe's wife as to which shares Mr. Gipe disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In July 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors, Charles C. Evans. The note was due upon demand and bearing interest at 12% per annum. The note was settled during fiscal year 2000 with a cash payment of $7,500, issuance of 198,128 shares of the Company's common stock and options to purchase 198,128 shares of the Company's common stock at a price of $0.06875 per share.

         On October 29, 1997, the Company borrowed $608,000 from stockholder Michael Klein's father, Sam Klein, pursuant to a five year promissory note, bearing interest at 12% per annum with quarterly principal and interest payments of $40,867, and agreeing to issue 2,666,667 shares of the Company's Common Stock. The balance of $460,851 plus interest of $10,745 was settled for $250,000 on January 17, 2000 with funds provided by a private lender. A $221,596 gain was recognized on the early extinguishment of this debt.

         In May 1997, the Company borrowed $72,000 from the mother of Enrique A. Tomeu, a former director and stockholder of the Company. The loan was due upon demand, bearing interest at 12% per annum. The balance of $72,000 plus interest of $22,817 was settled for $40,000 on January 17, 2000 from the Company's internal funds. A $54,519 gain was recognized on the early extinguishment of this debt.

         During 1997, the Company's remediation division had a note payable to an affiliated company under common ownership of the Company's chief executive officer for $303,000 with a 13.5% interest rate. On November 17, 1998, a mutual agreement was reached between the Company and Mr. Tomeu to terminate their four-year employment contract dated July 8, 1996. In exchange for termination of the employment contract, the Officer agreed to release the Company from $354,337 obligation payable to the Officer in the form of a note payable as well as surrender 633,365 shares of Series B Convertible Preferred Stock of the Company. These shares which are held by EE&G, expire with the filing of this 10-KSB.

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

10.1 Employment Agreement between Evans Environmental and Charles Evans dated June 26, 1992 incorporated by reference from Exhibit 10.19 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 dated July 14, 1993.

10.3 Evans Environmental 1993 Stock Option Plan incorporated by reference from Exhibit 10.3 of Registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995 dated August 18, 1995.

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

10.18 The Company's 1996 Stock Option Plan, incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Stockholders held on October 18, 1996.

21       List of Subsidiaries of the Corporation.

23.1     Independent Auditor's Consent -- Morrison, Brown, Argiz & Company.

27.1     Financial Data Schedule.

(b) Reports on Form 8-K
    -------------------

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ECOS Group, Inc.


                                                     By: /s/ Ana Caminas
                                                     ---------------------------
                                                     Ana Caminas
                                                     Chief Financial Officer
                                                     Date: June 29, 2000

         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the dates indicated.

     Signature                                          Title                                    Date
     ---------                                          -----                                    ----
__________________________                             Director                                June 29, 2000
Dr. Charles C. Evans

__________________________                             Director                                June 29, 2000
Timothy R. Gipe

__________________________                             Director                                June 29, 2000
Wendell Anderson

__________________________                             Director                                June 29, 2000
Leon S. Eplan

__________________________                             Director                                June 29, 2000
Luis De la Cruz

__________________________                             Director                                June 29, 2000
Joseph F. Startari

                                       24

                                ECOS GROUP, INC.


                              -------------------



              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                              as of March 31, 2000
                 and for the years ended March 31, 2000 and 1999


                                ECOS GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






                                                                       Pages
                                                                       -----
Independent Auditor's Report                                             F-1

Financial Statements:
   Consolidated Balance Sheet                                            F-2
   Consolidated Statements of Operations                                 F-3
   Consolidated Statements of Cash Flows                          F-4 to F-5
   Consolidated Statements of Stockholders'
    Equity (Deficit)                                                     F-6
   Notes to Consolidated Financial Statements                    F-7 to F-23

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders
ECOS Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of ECOS Group, Inc. and Subsidiary as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECOS Group, Inc. and Subsidiary as of March 31, 2000, and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles.




MORRISON, BROWN, ARGIZ & COMPANY
Certified Public Accountants
Miami, Florida
May 17, 2000


                                ECOS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000


ASSETS

CURRENT ASSETS
     Cash and equivalents (Note 2)                                          $    168,650
     Accounts receivable, net of $ 70,137 allowance                              816,234
     Notes receivable (Note 15)                                                       --
     Prepaid expenses & other assets                                              67,423
                                                                            ------------

                  TOTAL CURRENT ASSETS                                         1,052,307

Amounts due under state reimbursement program (Note 3)                           116,287
Property and equipment, net (Notes 2, 4)                                          53,981
Goodwill, net of $326,555 accumulated amortization (Note 2)                      263,398
                                                                            ------------

                  TOTAL ASSETS                                              $  1,485,973
                                                                            ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                       $    814,380
     Accrued expenses (Note 5)                                                   346,722
     Notes payable (Note 6)                                                      251,077
                                                                            ------------

                  TOTAL CURRENT LIABILITIES                                    1,412,179
                                                                            ------------

Long-term debt , less current portion (Note 6)                                   250,000
                                                                            ------------

Commitments and contingencies
STOCKHOLDERS' DEFICIT (Note 10)
     Preferred stock ($.75 liquidation value):
           Series A; $.001 par value, 5,000,000 authorized,
                None issued and outstanding
           Series B convertible; $.001 par value,
                1,000,000 authorized, None issued and outstanding                     --
     Common stock, $.012 par value; 75,000,000 authorized,
                       31,271,860 issued and outstanding                         375,262
     Additional paid in capital                                               16,546,952
     Accumulated deficit                                                     (17,098,420)
                                                                            ------------
                  TOTAL STOCKHOLDERS' DEFICIT                                   (176,206)
                                                                            ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                  $  1,485,973
                                                                            ============

        The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              Years ended March 31,


                                                                  2000          1999
                                                              -----------    -----------
REVENUE
     Consulting services                                      $ 5,042,353    $ 4,814,116
                                                              -----------    -----------

COSTS OF CONSULTING SERVICES
     Subcontractor expenses                                     1,288,862      1,127,624
     Other direct costs and expenses                            1,549,745      1,726,365
                                                              -----------    -----------

         TOTAL DIRECT COSTS AND EXPENSES                        2,838,607      2,853,989
                                                              -----------    -----------

GROSS PROFIT                                                    2,203,746      1,960,127
                                                              -----------    -----------

OTHER COSTS AND EXPENSES
     General, administrative and other operating costs          1,967,808      1,777,920
     Stock compensation for services                                   --        351,065
                                                              -----------    -----------

         TOTAL OTHER COSTS AND EXPENSES                         1,967,808      2,128,985
                                                              -----------    -----------

OPERATING INCOME (LOSS)                                           235,938       (168,858)
                                                              -----------    -----------

OTHER INCOME (EXPENSE)
     Interest, net                                                (49,021)       (45,691)
     Settlement of accounts payable and accrued liabilities       313,360        240,607
     Forgiveness of debt                                          276,415        354,337
     Other income (expense), net                                      500        (59,625)
                                                              -----------    -----------

         TOTAL OTHER INCOME                                       541,254        489,628
                                                              -----------    -----------

INCOME FROM CONTINUING OPERATIONS                                 777,192        320,770

INCOME TAXES                                                       10,986             --
                                                              -----------    -----------

NET INCOME                                                    $   766,206    $   320,770
                                                              ===========    ===========

BASIC INCOME PER COMMON SHARE:                                $      .027    $      .016
                                                              ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                             $      .015    $      .009
                                                              ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years ended March 31,


                                                                               2000         1999
                                                                            ---------    ---------
OPERATING ACTIVITIES:
     Net income                                                             $ 766,206    $ 320,770
                                                                            ---------    ---------
     Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation & amortization                                            76,321       87,087
        Settlements of accounts payable and accrued expenses                 (313,360)    (240,607)
        Services paid with common stock                                        22,400           --
        Forgiveness of debt                                                  (276,415)    (354,337)
     Increase (decrease) in provision for bad debts and potential loss on
            state reimbursement program                                            --       73,038
     Changes in operating assets & liabilities:
        Accounts receivable                                                   245,684      (18,962)
        Prepaid expenses & other                                                 (501)     (12,803)
        Accounts payable and accrued expenses                                (319,816)     336,146
                                                                            ---------    ---------

     Total adjustments                                                       (565,687)    (130,438)
                                                                            ---------    ---------

Net cash provided by operating activities                                     200,519      190,332
                                                                            ---------    ---------

Investing activities:
     Purchases of equipment                                                   (46,753)     (16,928)
     Proceeds from sale of equipment                                               --           --
                                                                            ---------    ---------

Net cash used in investing activities                                         (46,753)     (16,928)
                                                                            ---------    ---------

Financing activities:
     Proceeds from exercise of warrants/options                                11,725
     Proceeds from notes payable                                              250,000       22,000
     Payments on notes payable                                                (13,000)     (41,125)
     Payments on related party notes payable                                 (324,518)    (132,504)
                                                                            ---------    ---------

Net cash used in financing activities                                         (75,793)    (151,629)
                                                                            ---------    ---------

Net increase in cash                                                           77,973       21,775
Cash, beginning of period                                                      90,677       68,902
                                                                            ---------    ---------

Cash, end of period                                                         $ 168,650    $  90,677
                                                                            =========    =========


        The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              Years ended March 31,


                                                                                      2000                1999
                                                                                ---------------      -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
      Interest                                                                   $       81,180      $      70,253
                                                                                ===============      =============


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On June 4, 1999, the Company issued 198,128 shares of common stock for $7,500 principal and $217 interest payment on a related party debt.
(See Note 8 - Related Party Transactions)
The stock was valued at:                                                         $          931      $           -
                                                                                ===============      =============

On June 4, 1999, the Company issued 1,637,500 shares of common stock to employees holding options and which option price in the aggregate of $63,862 was waived.
The stock and related cost of issuance was valued at:                            $        7,696      $           -
                                                                                ===============      =============

On June 4, 1999, the Company issued 7,166,013 shares of common stock to its directors and officers in payment of past due unpaid compensation.
The stock was valued at:                                                         $       33,680      $           -
                                                                                ===============      =============

On June 4, 1999, the Company issued 150,000 shares of common stock to an employee in exchange for assets acquired.
The stock was valued at:                                                         $        5,850      $           -
                                                                                ===============      =============

On January 31, 2000, the Company issued 603,526 shares of common stock to its officers in payment of past due unpaid compensation.
The stock was valued at:                                                         $        2,835      $           -
                                                                                ===============      =============

On January 17, 2000, the Company issued 1,000,000 shares of common stock to an unrelated party in consideration of the issuance of a promissory note.
The stock was valued at:                                                         $       22,400      $           -
                                                                                ===============      =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                ECOS GROUP, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       Years ended March 31, 2000 and 1999



                               Shares of    Shares of       Series B                Additional
                                Common       Series B      Preferred    Common        Paid-in      Accumulated
                                Stock       Preferred         Stock      Stock        capital        Deficit          Total
                                -----       ---------         -----      ------       -------        -------          -----
Balances 3/31/98              20,266,693    1,000,000    $    1,000    $  243,199   $ 16,592,898   $(18,185,396)   $ (1,348,299)
                              -------------------------------------------------------------------------------------------------

Net Income                                                                                              320,770         320,770
                              -------------------------------------------------------------------------------------------------
Balances 3/31/99              20,266,693    1,000,000    $    1,000    $  243,199   $ 16,592,898   $(17,864,626)   $ (1,027,529)
                              -------------------------------------------------------------------------------------------------

Issuance of Stock for
conversion of debt               198,128                                                   2,378        (1,447)          931

Issuance of Stock for
past compensation              9,407,039                                                 112,885       (68,674)       44,211

Purchase of Fixed Assets         150,000                                                   1,800         4,050         5,850

Issuance of Stock for
services                       1,000,000                                                  12,000        10,400        22,400

Warrants exercised               250,000                                                   3,000         8,725        11,725

Expiration of preferred stock              (1,000,000)       (1,000)                       1,000

Net Income                                                                                              766,206         766,206

                              -------------------------------------------------------------------------------------------------
Balances 3/31/2000            31,271,860           --            --    $  375,262   $ 16,546,952   $(17,098,420)   $   (176,206)
                              -------------------------------------------------------------------------------------------------

                   The accompanying notes are an integral part of these consolidated financial statements.

1.   Business and Organization

     ECOS Group, Inc. ("The Company") is engaged, through its wholly owned subsidiary, Evans Environmental and Geological Science and Management, Inc., in environmental consulting and other environmental related services. The Company is a Florida corporation with its principal office in Miami Lakes, Florida.

     On February 22, 2000 the Company held a Special Meeting in which a majority of stockholders voted, by proxy or in person to change the Company's state of incorporation from Colorado to Florida by means of a merger of the Company with and into a wholly owned subsidiary.

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

     Cash and Equivalents

     The Company classifies as cash and equivalents all highly liquid investments that present insignificant risk of changes in value and have maturities at the date of purchase of three months or less. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

     Property and Equipment

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. The following estimated useful lives are used for financial statement purposes:

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

     Revenue Recognition

     Consulting revenue is recognized as services are performed.

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the financial statement and tax bases of assets and liabilities and net operating loss and credit carry-forwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

     Earnings per Share

     The Company computes earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." In SFAS No. 128, basic earnings per share (EPS) is based upon the weighted average number of common shares outstanding and excludes the dilutive effects of potential common stock from the exercise of stock options. Similarly, diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. EPS computations were based on weighted average common shares outstanding of 28,103,730 and 20,266,693 for the years ended March 31, 2000 and 1999, respectively. Diluted EPS computations for March 31, 2000 was based on weighted average common shares of 51,132,643, assuming the conversion of 8,217,667 common stock option shares, 3,210,193 common stock warrants. Diluted EPS computations for March 31, 1999 was based on weighted average common shares of 34,877,196, assuming the conversion of 9,705,167 common stock shares, 2,660,193 common stock warrants, 10,000,000 common stock equivalents for preferred B stock and 8,117,667 of shares issued to employees in June, 1999 for past compensation.

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

     For the fiscal year ended March 31, 2000, one of the Company's customers represented nearly 18% of revenue but only 9% of the accounts receivable. Also the top ten customers of the Company combined comprised 49% of the total revenues and 34% of the accounts receivable. For the fiscal year ended March 31, 1999, one of the Company's customers represented nearly 11% of the Company's revenues but only 4% of the accounts receivable. Also, the top ten customers of the Company combined comprised 51% of the total revenues and 41% of the accounts receivable.

     Reclassifications

     Certain amounts previously reported have been reclassified in the 1999 financial statements to conform to the 2000 financial statement presentation.

3.   State Reimbursement Program Receivables

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

     As of March 31, 2000, the Company had claims submitted to the FIPT, under the prior program, totaling $116,287, net of reserves of approximately $175,000. During the year ended March 31, 2000, the Company provided reserves for potential unallowed claims, present value discounts on long-term receivables, and actual denials approximating $62,721.

     Certain submitted claims have been financed under certain master funding and subcontractor finance agreements. (See Note 6 - Notes Payable).

4.   Property and Equipment

     Property and equipment at March 31, 2000 consisted of the following:

     Computer equipment                                             $     51,897
     Furniture and Fixtures                                                6,026
     Field Equipment                                                      10,779
     Automobiles and other vehicles                                       23,643
                                                                    ------------
                                                                          92,345

     Less accumulated depreciation and amortization                       38,364
                                                                    ------------

                                                                    $     53,981
                                                                    ============

     Depreciation and amortization of property and equipment approximated $34,000 and $45,000 for the years ended March 31, 2000 and 1999, respectively.

5.   Accrued Expenses

     Accrued expenses at March 31, 2000 consist of the following:

     Compensation and employee benefits                              $   174,788
     Self insurance reserve                                               91,836
     Interest                                                                699
     Professional fees                                                    27,500
     Local and payroll taxes                                              28,744
     Federal Income Taxes                                                 10,000
     Other                                                                13,155
                                                                    ------------

                                                                     $   346,722
                                                                    ============

6.   Notes Payable

     Notes payable at March 31, 2000 consisted of the following:

     Subcontractor finance agreements with recourse, Tier, Inc., collateralized by specific receivables in connection with the FIPT, with interest at prime
     (9.00% as of March 31, 2000) per annum for 12 months, 5% per annum for the following 6 months and 3% over prime thereafter. The notes will be deemed
     paid upon the lenders receipt of funds from the FIPT.                                         $137,963

     Subcontractor finance agreements with recourse,  Environmental Corporation of
     America, Inc.,  collateralized by specific receivables in connection with the
     FIPT,  with  interest at prime  (9.00% as of March 31, 2000) per annum for 12 months,  5%  per  annum  for  the  following  6  months  and  3%  over  prime thereafter.  The notes will be deemed paid upon the lenders  receipt of funds
     from the FIPT.                                                                                 113,114

     Convertible Promissory Note payable dated January 17, 2000 from a private lender bearing 10% interest rate payable in monthly installments of interest only for two years, with the unpaid principal balance due on January 17,
     2002.                                                                                          250,000
                                                                                                 ----------

                                                                             Total                 $501,077
                                                                                                 ==========

                                                                           Current                $ 251,077
                                                                                                 ==========
                                                                         Long Term               $  250,000
                                                                                                 ==========

     The Company sold receivables, which for financial reporting purposes have been reported as a borrowing transaction, aggregating $251,077 at March 31, 2000, eligible for reimbursement under the FIPT. The Company also entered into subcontractor finance agreements. Under these agreements, the finance companies have funded these receivables which are eligible for reimbursement under the FIPT. Under these agreements, the Company must prepay interest for 12 months based on the prime rate at the time of funding. Also, at the time of funding, the Company must prepay additional interest at a rate of 5% to a reserve account for months 13 through 18. If reimbursement from the FIPT takes more than 18 months, then interest must be prepaid on a quarterly basis at the rate of prime plus 3%. The Company is liable to the finance companies for any reimbursement denials. The Company must pay any denied reimbursements within 10 days of notification. (See Note 3- State Reimbursement Program Receivables).

7.   Commitments and Contingencies

     Operating Leases

     The Company leases certain office equipment, transportation equipment and office space under operating leases that expire on various dates through the fiscal year 2005.

     Future minimum annual rental payments are as follows:

     Year ending March 31,
     ---------------------
        2001                                                   $ 179,169
        2002                                                     147,159
        2003                                                     139,732
        2004                                                     139,732
        2005                                                      81,510
                                                               ---------

        Total                                                  $ 687,302
                                                               =========

     Total rental expense incurred approximated $259,000 and $245,000 for the years ended March 31, 2000 and 1999, respectively.

     Employment Agreements

     The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and some provide severance payments under certain circumstances. Some agreements and arrangements provide the employees with certain additional rights after a Change in Control of the Company occurs. As of March 31, 2000 if all of the employees under contract were to be terminated by the Company without good cause under these contracts, the Company's liability would approximate $94,000.

     In June 1999, Charles C. Evans executed a one-year agreement to serve as Chief Executive Officer of the Company. Pursuant to the terms of the agreement, Dr. Evans received a salary of $104,000, a car allowance of $600 per month, a performance based bonus of up to $15,000 per year, a stock option bonus incentive of up to 250,000 shares, reimbursement for business travel and expenses and eight weeks paid vacation per year. The agreement also provides that he will not compete with the Company's business for a period of one-year following his voluntary resignation or the termination of his employment for cause. In June 2000, the Company renewed Dr. Evans' contract for another one-year term, including a 2.5% base salary increase.

     In June 1999, Timothy Gipe executed a one-year agreement to serve as President of EE&G. Pursuant to this agreement, Mr. Gipe received a salary of $100,000 per year, a performance based bonus of up to $15,000 per year, a stock option bonus incentive of up to 250,000 shares, reimbursement for business travel and expenses and four weeks paid vacation per year. The agreement also provides that Mr. Gipe will not compete with the Company's business for a period of one-year following his voluntary resignation or the termination of his employment for cause. The Company renewed Mr. Gipe's contract in June 2000 for another one-year term, including a 2.5% base salary increase and paid vacation of five weeks per year.

     Contingent Liability

     The Company has been involved in various discussions with a former private senior lender to the Company. The purpose of these discussions has been to settle all outstanding differences between the former lender and the Company regarding a variety of matters including, without limitation, the exercise price of the former lender's outstanding warrants, amounts claimed to be owed to the former lender for legal and financial advisory fees, shares claimed to be owed to the former lender for the loan of funds and services rendered, and claimed rights to additional shares of the Company's stock. Although all cash amounts owed to the former lender for principal and interest were settled in July, 1996, the former lender made demands on the Company, as well as asserting enforceability of claimed agreements. Although the Company has rejected the validity of all such claims, it has agreed to reach an accommodation with the former lender on some of these claims solely for the purpose of reaching a definitive settlement of all outstanding differences. To date, the former lender has not agreed to any settlement. The Company is unable to foresee the ultimate outcome of this matter.

     NASDAQ Delisting

     The Company's shares were delisted from the NASDAQ Small Cap Market effective January 2, 1998. The Company did not meet NASDAQ requirements for total capital and surplus of $2,000,000. The Company's plan for maintaining compliance with NASDAQ listing requirements was rejected and the Company received notification of delisting December 17, 1997.

     Litigation

     The Company is the subject of a lawsuit alleging breach of contract on behalf of the Company. The Company believes it has adequate legal defenses with respect to the action and has and will continue to vigorously defend against the action. However, it is reasonably possible that this action could result in an outcome unfavorable to the Company. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of this action is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations. Management has provided a reserve of $91,836 for this uncertainty.

     The Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.

8.   Related Party Transactions

     Debt

     On October 29, 1997, the Company borrowed $608,000 from a stockholder's father pursuant to a five-year promissory note, bearing interest at 12% per annum with quarterly principal and interest payments of $40,867, and agreeing to issue 2,666,667 shares of the Company's Common Stock. The balance of $460,851 plus interest of $10,745 was settled for $250,000 on January 17, 2000 with funds provided by a private lender. A $221,596 gain was recognized on the early extinguishment of this debt.

     In May, 1997, the Company borrowed $72,000 from the mother of a former director and stockholder of the Company. The loan was due upon demand, bearing interest at 12% per annum. The balance of $72,000 plus interest of $22,819 was settled for $40,000 on January 17, 2000 from the Company's internal funds. A $54,819 gain was recognized on the early extinguishment of this debt.

     Settlements of Debt in Exchange for Stock

     In July, 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note was due upon demand, bearing interest at 12% per annum. The note was settled during fiscal year 2000 with a cash payment of $7,500 and issuance of 198,128 shares of the Company's common stock.

9.   Income Taxes

     At March 31, 2000 and 1999, the Company had approximately $18,709,000 and $19,486,000 of net operating loss carry-forwards, respectively. The net operating losses begin to expire in the fiscal year ending March 31, 2007. $14,992,000 of the net operating losses has been suspended until after the Company has paid all payroll taxes previously compromised. The remaining net operating losses of $3,717,000 that arose after the IRS settlement date are available to offset future taxable income.

     A reconciliation of the provision for income taxes to the federal statutory rate of 34% is as follows:

                                                      2000                 1999
                                                      ----                 ----

     Tax at statutory rate                             34%                  34%
     Alternative Minimum Tax                            2                  --
     Valuation Allowance                              (34%)                (34%)


                                                        2%                   -

     The estimated tax effect of significant different and carry-forwards that give rise to deferred tax assets are as follows:


                                                 2000                     1999
                                                 ----                     ----

     Reserves and other accruals            $   117,000            $   117,000
     Federal net operating and
      capital loss carry-forward               1,309,000              1,573,000
     Valuation allowance                      (1,426,000)            (1,690,000)


                                             $       --             $       --

     The Company experienced a change in ownership, as defined by Internal Revenue Code Section 382, related to the issuance of shares of stock in connection with the acquisition of ART in July, 1996. The changes in ownership resulted in annual limitations on the amount of net operating losses that can be utilized which were incurred prior to such ownership changes.

     The Company has recorded a valuation allowance against gross deferred tax assets due to uncertainty surrounding their realizations.

10.  Stockholders' Equity

     Series A Preferred Stock

     The Series A Convertible Preferred Stock (the "Series A"), is entitled to receive cumulative preferential dividends at the rate of $.0512 per share, per annum, payable either in cash or in common stock of the Company. Each share of the Series A non-voting, preferred stock is convertible into five shares of the Company's common stock. The Series A contains certain liquidation rights in the event of any liquidation, dissolution or winding up of the Company. The liquidation value is $.75 per share of Series A, plus any accrued and unpaid dividends. The Company may redeem the Series A Preferred Stock at a price of $.75 per share, in whole or in part, at any time commencing two years after its issuance. The Company's Series A stockholders have preference over Series B and common stockholders in dividends and liquidation rights. At March 31, 2000 and 1999, respectively, there were no Series A preferred shares issued or outstanding.

     Series B Preferred Stock

     The Series B Convertible Preferred Stock (the "Series B") is not entitled to receive any dividends and has a liquidation value of $.75 per share. Series B stockholders have preference over common stockholders in liquidation rights. The holders of the Series B, except as provided by law, are not entitled to vote upon any matters relating to the business or affairs of the Company except with respect to the election of six directors to the Company's Board of Directors, such directors designated as Series B Directors. The Series B Stock is convertible, subject to an earn-out formula, into a maximum of 10,000,000 shares of common stock. All of the Series B Stock expires with the filing of this 10-KSB. At March 31, 2000, there were no Series B preferred shares issued and outstanding. At March 31, 1999, there were 1,000,000 Series B preferred shares issued and outstanding.

     Common Stock

     During the fiscal year 2000, the Company issued stock related to past due compensation (see Note 16 - Extraordinary Items, Stock Issued for Past Due Compensation). The shares issued were included in the calculations for diluted earnings per share in the year ended March 31, 2000 and 1999:

         On June 4, 1999:

         o The stock option price of 1,637,500 options covered by the current plan was waived and stocks were issued to the employees holding the options.

         o The Company issued 7,166,013 shares of stock to its Directors and Officers in payment of past due unpaid compensation.

         On January 31, 2000 the Company issued 603,526 shares of stock to its Officers in payment of past due unpaid compensation.

     Also on June 4, 1999:

     o The Company issued 198,128 shares of common stock in exchange for $7,500 payment on an outstanding related party debt plus accrued interest of $227. The value of the stock was $931.

     o The Company issued 150,000 shares of common stock valued at $5,850 to an employee in exchange for assets acquired.

     On January 17, 2000 the Company signed a two-year $250,000 promissory note with a non-related party. Based on the terms of the agreement, the Company issued the note holder 1,000,000 shares of Common Stock valued at approximately $22,400.

     During the year ended March 31, 1999, options were exercised for 2,400 shares of Common Stock for total proceeds of $697. No options were exercised in the year ended March 31, 2000.

     Earnings per Share

                                        For the Year Ended March 31, 2000     For the Year Ended March 31, 1999
                                      ----------------------------------------------------------------------------
                                          Income        Shares     Per-Share      Loss         Shares    Per-Share
                                       (Numerator)  (Denominator)    Amount   (Numerator) (Denominator)   Amount
                                       -----------  -------------    ------   -------------------------   ------
     Income                            $   766,206                             $   320,770
     Less: Preferred stock dividends             -                                       -
                                       -----------                             -----------
     Basic EPS
       Income allocable to
         Common stockholders           $   766,206    28,103,730   $    .027   $   320,770    20,266,693 $    .016
                                       ===========    ==========   =========   ===========   =========== =========
     Diluted EPS
     Income allocable to
         Common stockholders           $   766,206    51,132,643   $    .015   $   320,770    34,877,196 $    .009
                                       ===========    ==========   =========   ===========   =========== =========

     Common stock option shares and common stock warrants which could potentially dilute basic EPS in the future were included in the computation of diluted EPS for March 31, 2000 and March 31, 1999. The securities consist of the following:

                                                           March 31, 2000                         March 31, 1999
                                              -----------------------------------    -----------------------------------
                                              Price Per-Share        Shares           Price Per-Share          Shares
                                              ---------------     ---------------    ----------------    ---------------
     Potentially issuable common
     shares from the exercise of:
         Employee stock options                $.039  - $.06875      8,217,667          $.039 - $.10           9,705,167
         Warrants and options                  $.0469 - $2.70        3,210,193          $1.00 - $2.70          2,660,193
         Series B Convertible Preferred Stock                                             (1)                 10,000,000
         Stock issued for past compensation                                               (2)                  8,117,667

(1) Series B Convertible Preferred Stock price per-share is subject to an earn-out formula and expiration on March 31, 2000.
(2) In June, 1999 and January, 2000, Common stock was issued for past compensation due to directors and officers.

11.  Warrants and Options

     Warrants and options outstanding to purchase common stock of the Company at March 31, 2000, consist of the following:

                                                           Common
                                                           Issue      Expiration      Exercise       Stock
                                                            Date         Date           Price       Issuable
                                                          -------     ----------      --------      --------
         Issued in connection with:
         Line of credit                                    Jul 94      Jan 02          $2.70        175,000
         Line of credit and consulting agreement           Apr 95      Jan 02             (1)     2,285,193
         Consulting Agreement (2)                          Jan 00      Jan 01         $.0469        750,000
                                                                                                 ----------
                                                                                                  3,210,193

         (1) Warrants are to purchase 761,731 shares of Series A preferred stock. The Series A preferred stock are convertible into 2,285,193 shares of common stock. The exercise price is constantly reset to the 10-day prior trading average price of the Company's common stock up to a maximum exercise price of $2.70 for each share of underlying common stock.
         (2) On January 20, 2000, a one year consulting agreement was signed which provided 1,000,000 common stock warrants at a price of $.0469 per common share, of which 250,000 shares immediately vested and were exercised on March 17, 2000. The remainder of the common stock warrants vest based on the sustained prices of ECOS stock. Once vested, the shares are subject to a one-year lock-up. ECOS has the option to extend the agreement for an additional year.

12.  Stock Option Plans

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

     On August 15, 1996, the Company established the second stock option plan (the "1996 Stock Option Plan") that provides for the granting of options of up to 2,000,000 shares of the Company's common stock. The options shall expire not more than 20 years from date of grant. In November, 1996, 225,000 options covered by this Plan were granted to three key employees at an exercise price of $1.31. These options expired in November, 1998. During fiscal year 1999, an additional 1,737,500 shares were granted under this plan to directors, executive officers and key employees. During June, 1999, the Company waived the option price and issued 1,637,500 of these shares (See Note 10 - Stockholder's Equity).

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

     Outside of any stock option plan, in March 1999, the Company issued an aggregate of 9,705,167 common stock options to its Directors and Officers in payment of past due unpaid compensation.

     The following table reflects all option activity for the years ended March 31, 2000 and 1999:


                                              Weighted Average  Weighted Average
                                                     2000       Exercise Price          1999       Exercise Price
                                              ----------------  ----------------  -------------    --------------
     Options outstanding at
      beginning of year                            9,705,167    $        1.25           225,000    $        1.21
     Granted                                         150,000              .10         9,705,167                -
     Cancelled                                     1,637,500                -                 -              .29
     Exercised                                             -                -                 -                -
     Expired                                               -             1.25           225,000             1.00
                                               -------------    -------------     -------------    -------------
     Options outstanding at
      end of year                                  8,217,667           .06829         9,705,167           .07364
                                               -------------    -------------     -------------    -------------
     Options exercisable at
      end of year                                  8,217,667    $      .06829         1,228,125    $         .10
                                               =============    =============     =============    =============
     Price range of options
      outstanding at end of year               $.039-$.06875                        $.039-$0.10
     Weighted-average remaining
      contractual life of options outstanding        4 Years                            5 Years
     Options available for future
      grants at end of year                                -                                  -
                                               =============                      =============
     Weighted-average fair value
      of options granted                             195,909    $      .02384           190,221    $      .01960
                                               =============    =============     =============    =============

     The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the stock options.

     Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been decreased by approximately $43,000 and increased by approximately $54,000 in 2000 and 1999, respectively. The weighted average fair value of the options granted during 2000 and 1999 was estimated using the Black-Scholes option pricing model using the following assumptions:

                                                               2000       1999
                                                            ---------  ---------

     Risk-free interest rate                                    6.3%       5.1%
     Expected life (years)                                        4          2
     Expected volatility                                         33%        33%
     Expected dividends                                        None       None

13.  Reserve for Restructuring

     During the first quarter of fiscal year 1997, the Company recorded a special charge of $350,000 for the restructuring of its operations and integration with ART, which was acquired in July, 1996. These costs included accruals for severance pay, real and personal property lease terminations, relocation costs for certain offices and other costs associated with the streamlining of operations and administrative functions. During the year ended March 31, 2000, the remaining $30,000 balance was utilized for the corporate office relocation.

14.  Segment and Related Information

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

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit (gross revenues net of subcontractor and other direct expenses) of the respective business units. Segment information for the fiscal years 2000 and 1999 was as follows:

                                                                      2000                 1999
                                                                ----------------     --------------
                 REVENUES:
                           Asbestos                                $ 1,973,589          $ 2,048,554
                           Hazardous Substances                      2,433,042            2,217,922
                           Indoor Air Quality                          635,722              547,640
                                                                 -------------       -------------
                                    Total                          $ 5,042,353          $ 4,814,116

                 GROSS PROFIT:
                           Asbestos                                $   992,889          $   878,180
                           Hazardous Substances                        931,715              833,012
                           Indoor Air Quality                          279,142              248,935
                                                                 -------------        -------------
                                    Total                          $ 2,203,746          $ 1,960,127

     The Company has no significant identifiable assets for the reportable segments.

15.  Sale of Laboratory Assets

     On June 6, 1997, the Company sold to an unrelated company, its secured claim to all assets from a previously disposed wet chemistry laboratory operation for total consideration of $110,000. The Company subsequently filed under Chapter 11 and defaulted on the note. The Company reclaimed the equipment securing the note from the bankruptcy court. On March 5, 1998, the equipment was resold to an unrelated company for a total consideration of $93,878. The total sales price was payable by a promissory note in the principal amount of $23,878, which note bore interest at 9% per annum payable in equal monthly installments over 12 months from the closing date and an executed service agreement for free lab services valued at $70,000. The note and service agreements were secured by the assets acquired. As of March 5, 1999, the note was in default. Because the collectability was uncertain, the Company recorded a $23,878 bad debt provision in the year ended March 31, 1999. The note was removed from the Company's ledgers in the year ended March 31, 2000.

16.  Extraordinary Items

     Vendor Settlements

     During April, 1996, the Company executed a Composition Agreement with certain of its trade creditors. The Company, due to its limited cash flow situation, began negotiating with these creditors in September, 1995. These creditors formed an Informal Creditors Committee, who hired both legal and accounting professionals. Negotiations were finalized in April, 1996, with over 75% of the creditors accepting a payout of $.20 for each $1.00 of their allowed claim. The payout was made in April, 1996 from funds that the Company had previously put into escrow. The Company recorded a benefit, net of expenses, of approximately $286,000 related to completed vendor settlements for the year ended March 31, 1997. As of March 31, 2000, the Company continues to negotiate with the creditors who rejected the Company's offer and carries a $92,650 provision for creditors who rejected the Company's 1996 offer.

     Settlement of Attorney's Fees

     On November 12, 1998, the Company executed a Settlement Agreement for a claim payable to one of its attorneys. As a result, the Company recorded a gain, net of expenses, of $230,000, during the year ended March 31, 1999.

     Termination of Employment Agreement

     On November 17, 1998, a mutual agreement was reached between the Company and its Chief Executive Officer to terminate their four-year employment contract dated July 8, 1996. In exchange for the termination, the Officer agreed to release the Company from a $354,337 obligation payable to the Officer in the form of a note payable as well as surrender 633,365 shares of Series B Convertible Preferred Stock of the Company. As a result, the Company recorded a gain of $354,337 during the year ended March 31, 1999. These shares which are held by EE&G, expire with the filing of this 10-KSB.

     Early Extinguishment of Debts

     On January 17, 2000 the Company settled a promissory note whose balance was $460,851 plus interest of $10,745 for $250,000 with funds from a private lender. A $221,596 gain was recognized on the early extinguishment of this debt. On the same day, the Company also settled a promissory note whose balance was $72,000 plus interest of $22,817 for $40,000 with the Company's internal funds. A $54,519 gain was recognized on the early extinguishment of this debt.

     Stock Issued for Past Due Compensation

     A liability for stock compensation expense of $351,065 was recorded in the year ended March 31, 1999. The liability was subsequently settled by issuance of 9,407,039 shares of common stock valued at $ 44,211. A $306,854 gain was recognized in fiscal year 2000 on the settlement of this accrual and is reflected in the Consolidated Statement of Operations under the caption "Settlement of accounts payable and accrued liabilities". The shares issued were included in the calculations for diluted earnings per share in the year ended March 31, 2000 and 1999.

17. Joint Venture with a Foreign Entity

     On March 5, 1998, the Company entered into a joint venture with a foreign entity to engage in consulting and management services in France. As of March 31, 1999, the foreign entity was delinquent in its obligations to the Company. In March of 2000, the foreign entity paid $26,500 to the Company as a settlement to terminate all relations and obligations between the two companies.