Form 10QSB
period 2000-06-30
ECOS GROUP INC
filed 2000-08-15
CIK 818675

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



          For the transition period from _____________ to _____________

                         Commission file number 0-16322

                                ECOS Group, Inc.
        (Exact name of small business issuer as specified in its charter)

             Florida                                           84-1061207
-------------------------------                              ---------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

14505 Commerce Way, Suite 400, Miami Lakes, Florida                  33016
----------------------------------------------------               --------
     (Address of principal executive offices)                      (Zip Code)

                                 (305) 374-8300
                                 --------------
                (Issuer's telephone number, including area code)

                Securities registered under Section 12(b) of the
             Exchange Act: None Securities registered under Section
                           12(g) of the Exchange Act:
                          Common Stock, $.012 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of June 30, 2000, the Company had a total of 31,271,860 shares of $.012 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes       No    x
                                                                ----       ----

                                ECOS Group, Inc.
                                   Form 10-QSB
                       For the quarter ended June 30, 2000



                                      Index
                                                                                                               Page
Part I - Financial Information
         Item 1.      Financial Statements................................................................        3
         Item 2.      Management's Discussion and Analysis or Plan of Operations..........................        9


Part II - Other Information
         Item 6.      Exhibits and Reports on Form 8-K....................................................       12

                         Part I - Financial Information

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders
ECOS Group, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of ECOS Group, Inc. and Subsidiary as of June 30, 2000 and the related consolidated statements of operations and cash flows for the period from April 1, 2000 through June 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ECOS Group, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the June 30, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.




MORRISON, BROWN, ARGIZ & COMPANY
Certified Public Accountants
Miami, Florida
July 26, 2000

                                ECOS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                       June 30, 2000                 March 31, 2000
                                                                                       -------------                 --------------
                                                                                        (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and equivalents                                                              $     44,569                    $    168,650
     Accounts receivable, net of allowance
          of $76,469 and $70,137                                                          1,112,731                         816,234
     Prepaid expenses & other assets                                                         58,333                          67,423
                                                                                       ------------                    ------------

                  TOTAL CURRENT ASSETS                                                    1,215,633                       1,052,307

Amounts due under state reimbursement program                                               116,287                         116,287
Property and equipment, net                                                                  78,224                          53,981
Goodwill, net of accumulated amortization of $337,090
         and $326,555                                                                       252,863                         263,398
                                                                                       ------------                    ------------

                  TOTAL ASSETS                                                         $  1,663,007                    $  1,485,973
                                                                                       ============                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                  $    887,617                    $    814,380
     Accrued expenses                                                                       358,317                         346,722
     Notes payable                                                                          254,872                         251,077
                                                                                       ------------                    ------------

                  TOTAL CURRENT LIABILITIES                                               1,500,806                       1,412,179
                                                                                       ------------                    ------------

LONG-TERM DEBT - related party notes payable,
         less current portion                                                               268,885                         250,000
                                                                                       ------------                    ------------


STOCKHOLDERS' DEFICIT
     Preferred stock ($.75 liquidation value):
           Series A; $.001 par value, 5,000,000 authorized,
                None issued and outstanding
           Series B convertible; $.001 par value,
                1,000,000 authorized, None issued and outstanding                                --                              --
     Common stock, $.012 par value; 75,000,000 authorized,
                31,271,860 issued and outstanding                                           375,262                         375,262
     Additional paid in capital                                                          16,546,952                      16,546,952
     Accumulated deficit                                                                (17,028,898)                    (17,098,420)
                                                                                       ------------                    ------------

                  TOTAL STOCKHOLDERS' DEFICIT                                              (106,684)                       (176,206)
                                                                                       ------------                    ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                             $  1,663,007                    $  1,485,973
                                                                                       ============                    ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                                 Three months ended
                                                                                        ------------------------------------
                                                                                            2000                     1999
                                                                                        -----------              -----------
REVENUE
     Consulting services                                                                $ 1,432,239              $ 1,245,076
                                                                                        -----------              -----------

COSTS OF CONSULTING SERVICES
     Subcontractor expenses                                                                 264,690                  343,804
     Other direct costs and expenses                                                        528,163                  355,037
                                                                                        -----------              -----------

         TOTAL DIRECT COSTS AND EXPENSES                                                    792,853                  698,841
                                                                                        -----------              -----------

GROSS PROFIT                                                                                639,386                  546,235
                                                                                        -----------              -----------

OTHER COSTS AND EXPENSES
     General, administrative and other operating costs                                      561,910                  523,962
                                                                                        -----------              -----------

         TOTAL OTHER COSTS AND EXPENSES                                                     561,910                  523,962
                                                                                        -----------              -----------

OPERATING INCOME                                                                             77,476                   22,273
                                                                                        -----------              -----------

OTHER INCOME (EXPENSE)
     Interest, net                                                                           (4,454)                 (15,817)
     Other income (expense), net                                                               (500)                      --
                                                                                        -----------              -----------

         TOTAL OTHER INCOME (EXPENSE)                                                        (4,954)                 (15,817)
                                                                                        -----------              -----------

INCOME BEFORE INCOME TAXES                                                                   72,522                    6,456

INCOME TAXES                                                                                  3,000                       --
                                                                                        -----------              -----------

NET INCOME                                                                                   69,522              $     6,456
                                                                                        ===========              ===========

BASIC INCOME PER COMMON SHARE:                                                          $     0.002              $     0.000
                                                                                        -----------              -----------

DILUTED EARNINGS PER COMMON SHARE                                                       $     0.001              $     0.000
                                                                                        ===========              ===========









The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                                       2000                  1999
                                                                                                    ---------             ---------
OPERATING ACTIVITIES:
     Net income                                                                                     $  69,522             $   6,456
                                                                                                    ---------             ---------
     Adjustments to reconcile net income to net cash used
      by operating activities:
        Depreciation & amortization                                                                    17,870                19,895
     Increase in provision for bad debts and potential loss on
        State reimbursement program                                                                     6,332                23,311
     Changes in operating assets & liabilities
        Accounts receivable                                                                          (302,829)             (101,038)
        Prepaid expenses & other assets                                                                 9,090                (4,732)
        Accounts payable and accrued expenses                                                          84,832               130,573
                                                                                                    ---------             ---------

     Total adjustments                                                                               (184,705)               68,009
                                                                                                    ---------             ---------

Net cash provided by (used in) operating activities                                                  (115,183)               74,465
                                                                                                    ---------             ---------

Investing activities:
     Purchases of property and equipment                                                              (31,578)               (7,207)
                                                                                                    ---------             ---------

Net cash (used in) investing activities                                                               (31,578)               (7,207)
                                                                                                    ---------             ---------

Financing activities:
     Proceeds from notes payable                                                                       22,680                    --
     Payments on notes payable                                                                             --                (6,750)
                                                                                                    ---------             ---------

Net cash (used in) financing activities                                                                22,680                (6,750)
                                                                                                    ---------             ---------

Net increase (decrease) in cash                                                                      (124,081)               60,508
Cash, beginning of period                                                                             168,650                90,677
                                                                                                    ---------             ---------

Cash, end of period                                                                                 $  44,569             $ 151,185
                                                                                                    =========             =========










The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                               2000                       1999
                                                                                               ----                       ----


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest                                           $         5,904                  $14,851
                                                                                        ===============                  =======



SUPPLEMENTAL SCHEDULE ON NONCASH INVESTING AND FINANCING ACTIVITIES:

     On June 4, 1999, the Company issued 198,128 shares of common stock for
     $7,500 principal and $217 interest payment on a related party debt
     The stock was valued at:                                                           $            --                  $   931
                                                                                        ===============                  =======

     On June 4, 1999, the Company issued 1,637,500 shares of common stock to employees holding options and which option price in the aggregate of
     $63,862 was waived
     The stock and related cost of issuance was valued at:                              $            --                  $ 7,696
                                                                                        ===============                  =======

     On June 4, 1999, the Company issued 7,166,013 shares of common stock to its directors and officers in payment of past due unpaid compensation
     The stock was valued at:                                                           $            --                  $33,680
                                                                                        ===============                  =======

     On June 4, 1999, the Company issued 150,000 shares of common stock to an employee in exchange for assets acquired
     The stock was valued at:                                                           $            --                  $ 5,850
                                                                                        ===============                  =======















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

2.   Significant Accounting Policies

     Interim Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of June 30, 2000 has been derived from the audited financial statements as of the period ended March 31, 2000, but does not include all disclosures required by generally accepted accounting principles. Certain amounts previously reported in both the June 30, 1999 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been reclassified to conform to the 2000 financial statement presentation. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2000.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All inter-company balances and transactions have been eliminated.

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

     Earnings Per Share. Earnings per share ("EPS") computations were based on weighted average common shares outstanding of 31,271,860 and 22,881,448 for the quarters ended June 30, 2000 and 1999, respectively. Diluted EPS computations for June 30, 2000 were based on weighted average common shares of 42,699,720, assuming the conversion of 8,217,667 common stock option shares and 3,210,193 common stock warrants. Diluted EPS computations for June 30, 1999 were based on weighted average common shares of 50,749,720, assuming the conversion of 8,067,667 common stock option shares, 2,660,193 common stock warrants, 10,000,000 common stock equivalents for preferred B stock and 603,526 common stock shares issuable to the Company's officers in payment of past due unpaid compensation.

     Item 2:     Management's Discussion and Analysis or Plan of Operations

     Results of Operations

     Introduction

                 During June 30, 1999 and June 30, 2000 (referred to as the "First Quarter 1999" and the "First Quarter 2000" respectively), the Company continued to focus on the growth and maintenance of EE&G, the Company's operating subsidiary, and on further reducing the Company's liabilities, especially long-term debt. In the First Quarter 2000, the Company continued to explore a variety of merger and acquisition opportunities as a means of increasing the Company's growth rate.

                 The First Quarter 2000 continued to be a transitional period for EE&G. The asbestos market in Florida, EE&G's main service area, steadily declined as this limited resource market continues to be depleted with each completed project. The Company does not expect significant growth in this area and has actively developed other service lines to replace the lost asbestos revenues. The transition was officially marked at the beginning of the First Quarter 2000 when the asbestos practice was combined with the indoor air quality practice into a single practice area and a new practice area, the construction/demolition/electrical practice was established.

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

                 The Company in fiscal year 2000 began exploring a variety of merger and acquisition opportunities in order to augment its existing revenue stream and increase stockholder value. The Company continued to explore these opportunities during the First Quarter 2000, although no assurance can be given that a merger or acquisition will be made during the foreseeable future.

     Three months ended June 30, 2000 compared to three months ended June 30,
     1999

                 The Company's revenues increased from $1,245,076 for the three months ended the First Quarter 1999 to $1,432,239 for the three months ended the First Quarter 2000, an increase of $187,163 or approximately 15%. The increase in revenues is primarily attributed to the construction/ demolition/electrical practice area, which is new for fiscal year 2000.

                 Direct costs were $792,853 for the First Quarter 2000 versus $698,841 for the First Quarter 1999, representing an increase of $94,012 or approximately 13.5%. Direct costs consist of all professional and technical labor, subcontractor, supplies and other revenue generating expenses. This increase in direct costs is attributable to the new practice area described above. The Company's gross profit margin increased from 43.9% for the First Quarter 1999 to 44.6% for the First Quarter 2000.

                 General, administrative and other operating costs increased $37,948, or 7.2% to $561,910 for the First Quarter 2000 compared to $523,962 for the First Quarter 1999. This increase in general, administrative and other operating costs is attributable to the new practice area described above.

                 Net income for the First Quarter 2000 was $69,522, compared to a $6,456 net income for the First Quarter 1999. The net income for First Quarter 2000 includes a provision for income taxes of $3,000.

     Liquidity and Capital Resources

                 The Company had a working capital deficit of $285,173 at the First Quarter 2000, compared with a working capital deficit of $359,872 at March 31, 2000. This decrease in deficit of $74,699 reflects a working capital ratio of .81 at the First Quarter 2000 from .75 at March 31, 2000. Historically the Company has experienced capital and liquidity problems and no assurances can be given that such shortages will not negatively impact the Company's operations in the future.

                 Net cash decreased during the First Quarter 2000 by $124,081 compared to an increase during the First Quarter 1999 of $60,508. The major cash outflow in the First Quarter 2000 was $115,183 from operating activities. Cash of $8,898 and proceeds of bank loans of $22,680, for a total of $31,578, were used to purchase property and equipment. The Company expects to continue to control its expenditures during fiscal year 2000.

                 The Company has no major material commitments for capital expenditures.

                 The Company intends to continue to fund its current operations from a combination of cash on hand, cash generated from operations, cost savings generated from its continued cost reduction measures, potential increased sales, as well as the procurement of additional financing, as to all of which no assurance can be given. These sources of capital are expected to fund the Company's current operations through March 31, 2001. The Company believes that it can experience sustained and profitable revenue growth in the future, although no assurances can be given. However, if the Company does not continue its profitability, or absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

     Forward Looking Statements

                 This report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis or Plan of Operations" as well as in the report generally. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

     Specifically, this report and the documents incorporated into this report by reference contain forward-looking statements regarding:

          - the Company's expectation that there will not be significant growth in the asbestos practice area;

          - the Company's expectation that growth in the construction/demolition/electrical practice area will significantly exceed the decrease in asbestos revenues by the early part of fiscal year 2001 and will therefore allow the Company to experience significant growth in revenues and operational profit in fiscal year 2001;

          - the Company's ability to control its expenditures during fiscal year 2000;

          - the Company's estimates of the manner in which it will fund its current operations and the Company's ability to fund its current operations through March 31, 2001; and

          - the Company's ability to experience sustained and profitable revenue growth in the future.

                 These forward-looking statements reflect the Company's current views about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect the Company's actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent the Company from achieving its goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

          - changes in legislative enforcement and direction with respect to or affecting the asbestos, hazardous substances, indoor air quality and construction/demolition/ electrical practice areas;

          -    natural disasters such as hurricanes and tornadoes;

          -    unanticipated delays in contract execution;

          -    sudden loss of key personnel;

          - changes with respect to the Company's competitors or the market for environmental consulting, testing and engineering specifically; and

          - decisions by the Company's lenders to demand the repayment of the Company's indebtedness.

                           Part II - Other Information

     ITEM 6: Exhibits and Reports on Form 8K.

     (a)         Exhibits

     23.1        Consent of Morrison, Brown, Argiz & Company.
     27.1        Financial Data Schedule.

     (b)         Form 8-Ks

                 None.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ECOS Group, Inc.

     Date August 14, 2000                    By: /s/ Charles C. Evans
         ------------------                     -------------------------
                                             Dr. Charles C. Evans
                                             Chairman of the Board

                                             By: /s/ Ana Caminas
                                                 -------------------------
                                             Ana Caminas
                                             Chief Financial Officer
                                             On behalf of the Registrant and as
                                             Principal Accounting Officer

                                  Exhibit Index

     Exhibit              Description
     -------              ------------
     23.1                 Consent of Morrison, Brown, Argiz & Company.
     27.1                 Financial Data Schedule.