Form 10QSB
period 2000-09-30
ECOS GROUP INC
filed 2000-11-14
CIK 818675

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000
                                               ------------------

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



          For the transition period from _____________ to _____________

                        Commission file number 000-16322
                                               ---------

                                ECOS Group, Inc.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                          84-1061207
--------------------------------------                   --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

14505 Commerce Way, Suite 400, Miami Lakes, Florida                  33016
----------------------------------------------------              -----------
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
Yes   X   No
    ----     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 3, 2000, the Company had a total of 31,271,860 shares of $.012 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes     No  x
                                                                ---    ---

                                ECOS Group, Inc.
                                   Form 10-QSB
                    For the quarter ended September 30, 2000



                                      Index

                                                                                                Page
Part I -  Financial Information
          Item 1.    Financial Statements.............................................           3
          Item 2.    Management's Discussion and Analysis or Plan of Operation........           9


Part II - Other Information
          Item 4.    Submission of Matters to a Vote of Security Holders..............          12
          Item 5.    Other Information................................................          12
          Item 6.    Exhibits and Reports on Form 8-K.................................          12

                         Part I - Financial Information

Item 1.     Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders
ECOS Group, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of ECOS Group, Inc. and Subsidiary as of September 30, 2000 and the related consolidated statements of operations and cash flows for the period from April 1, 2000 through September 30, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ECOS Group, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the September 30, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.




MORRISON, BROWN, ARGIZ & COMPANY
Certified Public Accountants
Miami, Florida
November 8, 2000

                                ECOS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    September 30, 2000   March 31, 2000
                                                                   --------------------  --------------
                                                                        (UNAUDITED)
ASSETS

CURRENT ASSETS
      Cash and equivalents                                              $        396      $    168,650
      Accounts receivable, net of allowance
        of $83,667 and $70,137                                             1,188,556           816,234
      Prepaid expenses & other assets                                         77,502            67,423
                                                                        ------------      ------------

                        TOTAL CURRENT ASSETS                               1,266,454         1,052,307

Amounts due under state reimbursement program                                116,287           116,287
Property and equipment, net                                                  103,194            53,981
Goodwill, net of accumulated amortization of $347,625
        and $326,555                                                         242,328           263,398
                                                                        ------------      ------------

                        TOTAL ASSETS                                    $  1,728,263      $  1,485,973
                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Accounts payable                                                  $    857,165      $    814,380
      Accrued expenses                                                       393,197           346,722
      Notes payable - related party                                           11,866                --
      Notes payable                                                          255,021           251,077
                                                                        ------------      ------------

                        TOTAL CURRENT LIABILITIES                          1,517,249         1,412,179
                                                                        ------------      ------------

Long-term debt, less current portion - Related party                           7,324                --

Long-term debt, less current portion                                         267,873           250,000


STOCKHOLDERS' DEFICIT
      Preferred stock ($.75 liquidation value):
               Series A; $.001 par value, 5,000,000 authorized,
                  None issued and outstanding
               Series B convertible; $.001 par value,
                  1,000,000 authorized, None issued and outstanding               --                --
      Common stock, $.012 par value; 75,000,000 authorized,
                  31,271,860 issued and outstanding                          375,262           375,262
      Additional paid in capital                                          16,546,952        16,546,952
      Accumulated deficit                                                (16,986,397)      (17,098,420)
                                                                        ------------      ------------

                        TOTAL STOCKHOLDERS' DEFICIT                          (64,183)         (176,206)
                                                                        ------------      ------------

                        TOTAL LIABILITIES AND STOCKHOLDERS'
                         DEFICIT                                        $  1,728,263      $  1,485,973
                                                                        ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and six months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                              Three months ended            Six months ended
                                                          --------------------------    ---------------------------
                                                              2000           1999           2000           1999
                                                          -----------    -----------    -----------    -----------
REVENUE
      Consulting services                                 $ 1,371,701    $ 1,323,138    $ 2,803,940    $ 2,568,214
                                                          -----------    -----------    -----------    -----------

COSTS OF CONSULTING SERVICES
      Subcontractor expenses                                  287,395        412,442        552,085        756,246
      Other direct costs and expenses                         506,100        412,843      1,034,263        802,347
                                                          -----------    -----------    -----------    -----------

            TOTAL DIRECT COSTS AND EXPENSES                   793,495        825,285      1,586,348      1,558,593
                                                          -----------    -----------    -----------    -----------


GROSS PROFIT                                                  578,206        497,853      1,217,592      1,009,621
                                                          -----------    -----------    -----------    -----------

OTHER COSTS AND EXPENSES
      General, administrative and other operating costs       526,428        530,160      1,088,338      1,019,655
                                                          -----------    -----------    -----------    -----------

            TOTAL OTHER COSTS AND EXPENSES                    526,428        530,160      1,088,338      1,019,655
                                                          -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                                        51,778        (32,307)       129,254        (10,034)
                                                          -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
      Interest, net                                            (6,277)       (13,778)       (10,731)       (29,595)
      Forgiveness of debt                                          --        112,706             --        112,706
      Other income (expense), net                                  --             --           (500)            --
                                                          -----------    -----------    -----------    -----------

            TOTAL OTHER INCOME (EXPENSE)                       (6,277)        98,928        (11,231)        83,111
                                                          -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                     45,501         66,621        118,023         73,077

INCOME TAXES                                                    3,000             --          6,000             --
                                                          -----------    -----------    -----------    -----------

NET INCOME                                                $    42,501    $    66,621    $   112,023    $    73,077
                                                          ===========    ===========    ===========    ===========

BASIC INCOME PER COMMON SHARE:                            $     0.002    $     0.002    $     0.004    $     0.002
                                                          ===========    ===========    ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                         $     0.002    $     0.001    $     0.003    $     0.001
                                                          ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                      2000            1999
                                                                    ---------      ---------
OPERATING ACTIVITIES:
      Net income                                                    $ 112,023      $  73,077
                                                                    ---------      ---------
      Adjustments to reconcile net income to net cash used
       by operating activities:
          Depreciation & amortization                                  37,723         40,135
      Increase in provision for bad debts and potential loss on
          State reimbursement program                                  13,530          9,718
      Changes in operating assets & liabilities
          Accounts receivable                                        (385,852)       (71,102)
          Prepaid expenses & other assets                             (10,079)           538
          Accounts payable and accrued expenses                        89,260         50,092
                                                                    ---------      ---------

      Total adjustments                                              (255,418)        29,381
                                                                    ---------      ---------

Net cash provided by (used in) operating activities                  (143,395)       102,458
                                                                    ---------      ---------

Investing activities:
      Purchases of property and equipment                             (65,866)       (16,329)
                                                                    ---------      ---------

Net cash (used in) investing activities                               (65,866)       (16,329)
                                                                    ---------      ---------

Financing activities:
      Proceeds from related party notes payable                        19,190             --
      Proceeds from notes payable                                      22,680             --
      Payments on related party notes payable                              --        (27,018)
      Payments on notes payable                                          (863)       (13,000)
                                                                    ---------      ---------

Net cash provided by (used in) financing activities                    41,007        (40,018)
                                                                    ---------      ---------

Net increase (decrease) in cash                                      (168,254)        46,111
Cash, beginning of period                                             168,650         90,677
                                                                    ---------      ---------

Cash, end of period                                                 $     396      $ 136,788
                                                                    =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six months ended September 30, 2000 and 1999
                                   (Unaudited)


                                                                                       2000           1999
                                                                                     -------        -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the period for interest                                       $12,728        $29,007
                                                                                     =======        =======



SUPPLEMENTAL SCHEDULE ON NONCASH INVESTING AND FINANCING ACTIVITIES:

      On June 4, 1999, the Company issued 198,128 shares of common stock for
      $7,500 principal and $217 interest payment on a related party debt.
      The stock was valued at:                                                       $    --        $   931
                                                                                     =======        =======

      On June 4, 1999, the Company issued 1,637,500 shares of common stock to employees holding options and which option price in the aggregate of
      $63,862 was waived.
      The stock and related cost of issuance was valued at:                          $    --        $ 7,696
                                                                                     =======        =======

      On June 4, 1999, the Company issued 7,166,013 shares of common stock to its directors and officers in payment of past due unpaid compensation.
      The stock was valued at:                                                       $    --        $33,680
                                                                                     =======        =======

      On June 4, 1999, the Company issued 150,000 shares of common stock to an employee in exchange for assets acquired.
      The stock was valued at:                                                       $    --        $ 5,850
                                                                                     =======        =======

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

2.    Significant Accounting Policies

      Interim Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of September 30, 2000 has been derived from the audited financial statements as of the period ended March 31, 2000, but does not include all disclosures required by generally accepted accounting principles. Certain amounts previously reported in both the September 30, 1999 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been reclassified to conform to the 2000 financial statement presentation. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2000.

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

      Earnings Per Share. Earnings per share ("EPS") computations were based on weighted average common shares outstanding of 31,271,860 and 26,167,751 for the quarters ended September 30, 2000 and 1999, respectively. Diluted EPS computations for September 30, 2000 were based on weighted average common shares of 42,699,720, assuming the conversion of 8,217,667 common stock option shares and 3,210,193 common stock warrants. Diluted EPS computations for September 30, 1999 were based on weighted average common shares of 50,748,081, assuming the conversion of 8,217,667 common stock option shares, 2,510,193 common stock warrants, 10,000,000 common stock equivalents for preferred B stock and 603,526 common stock shares issuable to the Company's officers in payment of past due unpaid compensation.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

Introduction

         During the quarter ended September 30, 2000 (referred to as the "Second Quarter 2001"), the Company continued to focus on the growth and maintenance of Evans Environmental and Geological Science and Management, Inc. ("EE&G"), the Company's operating subsidiary, while continuing to explore a variety of merger and acquisition opportunities as a means of increasing the Company's growth rate. In order to better meet the requirements of a changing market, the Company transitioned several areas in operations.

         The transition in operations was initiated at the beginning of this fiscal year and continued through the Second Quarter 2001. At the beginning of fiscal year 2001, the asbestos practice was combined with the indoor air quality practice into a single practice area and a new practice area, the construction/demolition/electrical practice, was started. The Company is looking to the construction/demolition/electrical practice to be the primary source of significant internal growth during this fiscal year. The Company anticipates that the asbestos market will continue to gradually weaken.

         The development of the construction/demolition/electrical practice has, over the last year, proven to be a cash intensive effort. This type of work typically requires significant cash expenditures at the outset of projects that may not be recouped until collection on the final invoice for those projects some time later. The rapid expansion of the construction/demolition/electrical practice has significantly impacted the overall cash flow of the Company's operations. Up to the second quarter of fiscal year 2001, the Company had managed this cash flow difficulty without incurring indebtedness. During the second quarter of fiscal year 2001, the Company obtained a small line of credit for short term cash flow difficulties and in order to allow the Company the opportunity to approach larger, potentially more lucrative projects.

         The Company in fiscal year 2000 began exploring a variety of merger and acquisition opportunities in order to increase its existing revenue stream and stockholder value. The Company has continued to explore these opportunities during fiscal year 2001, although no assurance can be given that a merger or acquisition will be made during the foreseeable future.

Three months ended September 30, 2000 compared to three months ended September 30, 1999

         The Company's revenues increased 3.7% to $1,371,701 for the Second Quarter 2001 from $1,323,138 for the Second Quarter 2000. The increase in revenues is primarily attributable to the construction/ demolition/electrical practice area, established in early fiscal year 2001.

         Direct costs decreased 3.9% to $793,495 for the Second Quarter 2001 from $825,285 for the Second Quarter 2000. Direct costs consist of all professional and technical labor, subcontractor, supplies and other revenue generating expenses. This decrease in direct costs is attributable to the increased use of technical labor in lieu of subcontractors during the Second Quarter 2001. The Company's gross profit margin increased to 42.2% for the Second Quarter 2001 from 37.6% for the Second Quarter 2000.

         General, administrative and other operating costs decreased .7% to $526,428 for the Second Quarter 2001 compared to $530,160 for the Second Quarter 2000.

         Net income for the Second Quarter 2001 was $42,501, compared to a net income of $66,621 for the Second Quarter 2000. The net income for the Second Quarter 2001 includes a provision for income taxes of $3,000, while the Second Quarter 2000 net income does not include such a provision. Additionally, the Second Quarter 2000 includes forgiveness of debt in the amount of $112,706.

Six months ended September 30, 2000 compared to six months ended
September 30, 1999

         The Company's revenues increased 9.2% to $2,803,940 for the six months ended September 30, 2000 (referred to as the "Year to date 2001") from $2,568,214 for the six months ended September 30, 1999 (referred to as the "Year to date 2000"). The increase in revenues is primarily attributable to the construction/demolition/electrical practice area, established in early fiscal year 2001.

         Direct costs increased 2% to $1,586,348 for Year to date 2001 from $1,558,593 for Year to date 2000. The Company's gross profit margin increased to 43.4% for Year to date 2001 from 39.3% for Year to date 2000.

         General, administrative and other operating costs increased 6.7% to $1,088,338 for Year to date 2001 from $1,019,655 for Year to date 2000. This increase in general, administrative and other operating costs is attributable to the construction/demolition/electrical practice area, established in early fiscal year 2001.

         Net income for Year to date 2001 was $112,023, compared to a net income of $73,077 for Year to date 2000. The net income for Year to date 2001 includes a provision for income taxes of $6,000, while the Year to date 2000 net income does not include such a provision. Additionally, Year to date 2000 includes forgiveness of debt in the amount of $112,706.


Liquidity and Capital Resources

         The Company had a working capital deficit of $250,795 at the Second Quarter 2001, compared with a working capital deficit of $359,872 at March 31, 2000. This decrease in deficit of $109,077 reflects a working capital ratio of
 .83 at the Second Quarter 2001 from .75 at March 31, 2000. Historically the Company has experienced capital and liquidity problems and no assurances can be given that such shortages will not negatively impact the Company's operations in the future.

         Net cash decreased during the six months ended September 30, 2000 by $168,254 compared to an increase during the six months ended September 30, 1999 of $46,111. The major cash outflow in the six months ended September 30, 2000 was $143,395 from operating activities. Cash of $23,996 and proceeds of bank loans of $41,870, for a total of $65,866, were used to purchase property and equipment.

         The Company has no major material commitments for capital expenditures.

         The Company intends to continue to fund its current operations from a combination of cash on hand, cash generated from operations, cost savings generated from its continued cost reduction measures, potential increased sales, as well as the procurement of additional financing, as to which no assurance can be given. These sources of capital are expected to fund the Company's current operations through March 31, 2001. The Company believes that it can experience sustained and profitable revenue growth in the future, although no assurances can be given. However, if the Company does not continue its profitability, or it cannot obtain alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

Forward Looking Statements

          This report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis or Plan of Operation" as well as in the report generally. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this report and the documents incorporated into this report by reference contain forward-looking statements regarding:

     - the Company's expectation that demand for asbestos services will continue to decline ;

     - the Company's expectation that the construction/demolition/electrical practice area will be the primary source of significant internal growth during fiscal year 2001;

     -    the Company's ability to control its expenditures during fiscal year
          2001;

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

          These forward-looking statements reflect the Company's current views about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect the Company's actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent the Company from achieving its goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

     - changes in legislative enforcement and direction with respect to or affecting the asbestos/ indoor air quality, hazardous substances, and construction/demolition/electrical practice areas;

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

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 11, 2000, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders voted on the election of six directors to serve until the 2001 Annual Meeting of Shareholders and a proposal to adopt the Company's 2000 Equity Compensation Plan.

         The voting results were as follows:

         1.       Election of Directors

         Name of Nominee             For           Against        Abstain
         ---------------             ---           -------        -------
         Wendell R. Anderson      20,246,377        2,709          18,145
         Luis De La Cruz          20,246,377        2,709          18,145
         Leon S. Eplan            20,246,377        2,709          18,145
         Dr. Charles C. Evans     20,246,377        2,709          18,145
         Timothy R. Gipe          20,246,377        2,709          18,145
         Joseph F. Startari       20,246,377        2,709          18,145

         2.       Adoption of the Company's 2000 Equity Compensation Plan:

         Broker Non-Votes            For           Against        Abstain
         ----------------            ---           -------        -------
                --                13,829,752      339,396          22,875


Item 5.  Other Information

Charles C. Evans resigned from the Audit Committee effective August 11, 2000, in order that the Audit Committee be comprised solely of independent directors.


Item 6.  Exhibits and Reports on Form 8K

(a)      Exhibits
         --------

23.1     Consent of Morrison, Brown, Argiz & Company.
27.1     Financial Data Schedule.

(b)      Form 8-Ks
         ---------

         None.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ECOS Group, Inc.

Date November  13, 2000                   By:      /s/ Charles C. Evans
                                             -----------------------------------
                                          Dr. Charles C. Evans
                                          Chairman of the Board

                                          By:      /s/ Ana Caminas
                                             -----------------------------------
                                          Ana Caminas
                                          Chief Financial Officer
                                          On behalf of the Registrant and as
                                          Principal Accounting Officer

                                  Exhibit Index

      Exhibit       Description
      -------       -----------

      23.1          Consent of Morrison, Brown, Argiz & Company.
      27.1          Financial Data Schedule.