Form 10QSB
period 2000-12-31
ECOS GROUP INC
filed 2001-02-14
CIK 818675

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended December 31, 2000
                                               -----------------

                                       or

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from _____________ to _____________

                        Commission file number 000-16322

                                ECOS Group, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Florida                                               84-1061207
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

            14505 Commerce Way, Suite 400, Miami Lakes, Florida 33016
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 374-8300
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None
         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.012 par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_   No ___


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 5, 2001, the Company had a total of 31,271,860 shares of $.012 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ___           No _X_

                                ECOS Group, Inc.
                                   Form 10-QSB
                     For the quarter ended December 31, 2000



                                      Index
                                                                            Page
Part I -  Financial Information
          Item 1. Financial Statements........................................ 1
          Item 2. Management's Discussion and Analysis or Plan of Operation... 7


Part II - Other Information
          Item 6. Exhibits and Reports on Form 8-K........................... 11

                         Part I - Financial Information

Item 1. Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders
ECOS Group, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of ECOS Group, Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of operations and cash flows for the period from April 1, 2000 through December 31, 2000, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ECOS Group, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the December 31, 2000 financial statements in order for them to be in conformity with generally accepted accounting principles.




MORRISON, BROWN, ARGIZ & COMPANY
Certified Public Accountants
Miami, Florida
February 12, 2001

                                ECOS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                       December 31, 2000       March 31, 2000
                                                                       -----------------       --------------
                                                                          (UNAUDITED)
ASSETS

CURRENT ASSETS
  Cash and equivalents                                                   $    88,545            $   168,650
  Accounts receivable, net of allowance
    of $87,661 and $70,137                                                   964,002                816,234
  Prepaid expenses & other assets                                            104,690                 67,423
                                                                         -----------            -----------

             TOTAL CURRENT ASSETS                                          1,157,237              1,052,307

Amounts due under state reimbursement program                                116,287                116,287
Property and equipment, net                                                  105,397                 53,981
Goodwill, net of accumulated amortization of $358,160
  and $326,555                                                               231,793                263,398
                                                                         -----------            -----------

             TOTAL ASSETS                                                $ 1,610,714            $ 1,485,973
                                                                         ===========            ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                       $   822,648            $   814,380
  Accrued expenses                                                           306,580                346,722
  Notes payable - related party                                                    -                      -
  Notes payable                                                              260,598                251,077
                                                                         -----------            -----------
             TOTAL CURRENT LIABILITIES                                     1,389,826              1,412,179
                                                                         -----------            -----------

Long-term debt, less current portion - Related party                               -                      -

Long-term debt, less current portion                                         279,502                250,000


STOCKHOLDERS' DEFICIT
  Preferred stock ($.75 liquidation value):
        Series A; $.001 par value, 5,000,000 authorized,
             None issued and outstanding
        Series B convertible; $.001 par value,
             1,000,000 authorized, None issued and outstanding                     -                      -
  Common stock, $.012 par value; 75,000,000 authorized,
             31,271,860 issued and outstanding                               375,262                375,262
  Additional paid in capital                                              16,546,952             16,546,952
  Accumulated deficit                                                    (16,980,828)           (17,098,420)
                                                                         -----------            -----------

             TOTAL STOCKHOLDERS' DEFICIT                                     (58,614)              (176,206)
                                                                         -----------            -----------

             TOTAL LIABILITIES AND STOCKHOLDERS'
               DEFICIT                                                   $ 1,610,714            $ 1,485,973
                                                                         ===========            ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and nine months ended December 31, 2000 and 1999
                                   (Unaudited)

                                                               Three months ended                  Nine months ended
                                                           ----------------------------      ----------------------------
                                                               2000             1999            2000             1999
                                                           -----------      -----------      -----------      -----------
REVENUE
     Consulting services                                   $ 1,229,077      $ 1,194,708      $ 4,033,017      $ 3,762,922
                                                           -----------      -----------      -----------      -----------

COSTS OF CONSULTING SERVICES
     Subcontractor expenses                                    287,432          314,995          839,517        1,071,241
     Other direct costs and expenses                           477,157          400,445        1,511,420        1,158,066
                                                           -----------      -----------      -----------      -----------

         TOTAL DIRECT COSTS AND EXPENSES                       764,589          715,440        2,350,937        2,229,307
                                                           -----------      -----------      -----------      -----------


GROSS PROFIT                                                   464,488          479,268        1,682,080        1,533,615
                                                           -----------      -----------      -----------      -----------

OTHER COSTS AND EXPENSES
     General, administrative and other operating costs         450,331          515,424        1,538,669        1,579,805
                                                           -----------      -----------      -----------      -----------

         TOTAL OTHER COSTS AND EXPENSES                        450,331          515,424        1,538,669        1,579,805
                                                           -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS)                                         14,157          (36,156)         143,411          (46,190)
                                                           -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE)
     Interest, net                                              (5,588)         (12,984)         (16,319)         (42,579)
     Forgiveness of debt                                             -           41,923                -          154,629
     Other income (expense), net                                     -              500             (500)             500
                                                           -----------      -----------      -----------      -----------

         TOTAL OTHER INCOME (EXPENSE)                           (5,588)          29,439          (16,819)         112,550
                                                           -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES                                       8,569           (6,717)         126,592           66,360

INCOME TAXES                                                     3,000              986            9,000              986
                                                           -----------      -----------      -----------      -----------

NET INCOME                                                 $     5,569      $    (7,703)     $   117,592      $    65,374
                                                           ===========      ===========      ===========      ===========

BASIC INCOME PER COMMON SHARE:                             $     0.000      $     0.000      $     0.004      $     0.002
                                                           ===========      ===========      ===========      ===========

DILUTED EARNINGS PER COMMON SHARE                          $     0.000      $     0.000      $     0.003      $     0.001
                                                           ===========      ===========      ===========      ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                                  2000                    1999
                                                                               ---------                ---------
OPERATING ACTIVITIES:
  Net income                                                                   $ 117,592                $  65,374
                                                                               ---------                ---------
  Adjustments to reconcile net income to net cash used
   by operating activities:
     Depreciation & amortization                                                  59,685                   58,317
  Increase in provision for bad debts and potential loss on
     State reimbursement program                                                  17,524                   68,371
  Changes in operating assets & liabilities
     Accounts receivable                                                        (165,292)                 173,339
     Prepaid expenses & other assets                                             (37,267)                  10,218
     Accounts payable and accrued expenses                                       (31,874)                (225,557)
                                                                               ---------                ---------

  Total adjustments                                                             (157,224)                  84,688
                                                                               ---------                ---------

Net cash provided by (used in) operating activities                              (39,632)                 150,062
                                                                               ---------                ---------

Investing activities:
     Purchases of property and equipment                                         (79,496)                 (29,934)
                                                                               ---------                ---------

Net cash (used in) investing activities                                          (79,496)                 (29,934)
                                                                               ---------                ---------

Financing activities:
  Proceeds from related party notes payable                                       19,190                        -
  Proceeds from notes payable                                                     40,844                        -
  Payments on related party notes payable                                        (19,190)                 (27,018)
  Payments on notes payable                                                       (1,821)                 (13,000)
                                                                               ---------                ---------

Net cash provided by (used in) financing activities                               39,023                  (40,018)
                                                                               ---------                ---------

Net increase (decrease) in cash                                                  (80,105)                  80,110
Cash, beginning of period                                                        168,650                   90,677
                                                                               ---------                ---------

Cash, end of period                                                            $  88,545                $ 170,787
                                                                               =========                =========





                  The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended December 31, 2000 and 1999
                                   (Unaudited)

                                                                                       2000          1999
                                                                                     --------      --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                                          $ 20,777      $ 43,254
                                                                                     ========      ========



SUPPLEMENTAL SCHEDULE ON NONCASH INVESTING AND FINANCING ACTIVITIES:

   On June 4, 1999, the Company issued 198,128 shares of common stock for
   $7,500 principal and $217 interest payment on a related party debt.
   The stock was valued at:                                                          $      -      $    931
                                                                                     ========      ========

   On June 4, 1999, the Company issued 1,637,500 shares of common stock to employees holding options and which option price in the aggregate of
   $63,862 was waived.
   The stock and related cost of issuance was valued at:                             $      -      $  7,696
                                                                                     ========      ========

   On June 4, 1999, the Company issued 7,166,013 shares of common stock to its directors and officers in payment of past due unpaid compensation.
   The stock was valued at:                                                          $      -      $ 33,680
                                                                                     ========      ========

   On June 4, 1999, the Company issued 150,000 shares of common stock to an employee in exchange for assets acquired.
   The stock was valued at:                                                          $      -      $  5,850
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

2.   Significant Accounting Policies

     Interim Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements as of the period ended March 31, 2000, but does not include all disclosures required by generally accepted accounting principles. Certain amounts previously reported in both the December 31, 1999 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been reclassified to conform to the 2000 financial statement presentation. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the nine months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2000.

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

     Earnings Per Share. Earnings per share ("EPS") computations were based on weighted average common shares outstanding of 31,271,860 and 27,255,219 for the quarters ended December 31, 2000 and 1999, respectively. Diluted EPS computations for December 31, 2000 were based on weighted average common shares of 42,954,114, assuming the conversion of 8,986,441 common stock option shares and 3,210,193 common stock warrants. Diluted EPS computations for December 31, 1999 were based on weighted average common shares of 50,748,629, assuming the conversion of 8,217,667 common stock option shares, 2,460,193 common stock warrants, 10,000,000 common stock equivalents for preferred B stock and 603,526 common stock shares issuable to the Company's officers in payment of past due unpaid compensation.

     Item 2.     Management's Discussion and Analysis or Plan of Operation

     Results of Operations

                 The Company is engaged, through its wholly-owned subsidiary, Evans Environmental and Geological Science and Management, Inc. ("EE&G") in environmental consulting and other environmental related services. EE&G is a regional supplier of environmental and engineering consulting and testing services to both private clients and government clients. Within the broad scope of environmental consulting, testing and engineering services, EE&G offers specialized services in three practice areas: (i) asbestos/indoor air quality; (ii) hazardous substances; and (iii) construction/demolition/electrical.

                 During the quarter ended December 31, 2000 (referred to as the "Third Quarter 2001"), the Company continued to focus on the growth and maintenance of EE&G while continuing to explore a variety of merger and acquisition opportunities as a means of increasing the Company's growth rate. In order to better meet the requirements of a changing market, the Company transitioned several areas in operations.

                 The transition in operations was initiated at the beginning of this fiscal year and continued through the Third Quarter 2001. At the beginning of fiscal year 2001, the asbestos practice was combined with the indoor air quality practice into a single practice area and a new practice area, the construction/demolition/electrical practice, was started. The Company is looking to the construction/demolition/electrical practice to be the primary source of significant internal growth during this fiscal year. The Company anticipates that the asbestos market will continue to gradually weaken. As we continue transitioning our operations, results in prior periods may not be meaningful predictors of future prospects.

                 The development of the construction/demolition/electrical practice has, over the last year, proven to be a cash intensive effort. This type of work typically requires significant cash expenditures at the outset of projects that may not be recouped until collection on the final invoice for those projects some time later. The rapid expansion of the construction/demolition/electrical practice has significantly impacted the overall cash flow of the Company's operations. Up to the second quarter of fiscal year 2001, the Company had managed this cash flow difficulty without incurring indebtedness. During the second quarter of fiscal year 2001, the Company obtained a small line of credit for short term cash flow difficulties and in order to allow the Company the opportunity to approach larger, potentially more lucrative projects. During the Third Quarter 2001, the Company borrowed for several days under this line of credit for similar purposes.

                 The Company in fiscal year 2000 began exploring a variety of merger and acquisition opportunities in order to increase its existing revenue stream and stockholder value. The Company has continued to explore these opportunities during fiscal year 2001, although no assurance can be given that a merger or acquisition will be made during the foreseeable future.

     Three months ended December 31, 2000 compared to three months ended December 31, 1999

                 The Company's revenues increased 2.9% to $1,229,077 for the Third Quarter 2001 from $1,194,708 for the Third Quarter 2000. The increase in revenues is primarily attributable to the construction/ demolition/electrical practice area, established in early fiscal year 2001.

                 Direct costs increased 6.9% to $764,589 for the Third Quarter 2001 from $715,440 for the Third Quarter 2000. Direct costs consist of all professional and technical labor, subcontractor, supplies and other revenue generating expenses. This increase in direct costs is attributable to the increased use of technical labor during the Third Quarter 2001.

                 The Company's gross profit margin decreased to 37.8% for the Third Quarter 2001 from 40.1% for the Third Quarter 2000. This decrease in gross profit margin is primarily attributable to the increase in direct costs.

                 General, administrative and other operating costs decreased 12.6% to $450,331 for the Third Quarter 2001 compared to $515,424 for the Third Quarter 2000. This decrease in general, administrative and other operating costs is due to a reduction in the provision for discretionary bonuses for fiscal year 2001 recorded in the Third Quarter 2001.

                 Net income for the Third Quarter 2001 was $5,569, compared to a net loss of $7,703 for the Third Quarter 2000. The Third Quarter 2000 includes forgiveness of debt in the amount of $41,923, while the Third Quarter 2001 includes none.

     Nine months ended December 31, 2000 compared to Nine months ended December 31, 1999

                 The Company's revenues increased 7.2% to $4,033,017 for the nine months ended December 31, 2000 (referred to as the "Year to date 2001") from $3,762,922 for the nine months ended December 31, 1999 (referred to as the "Year to date 2000"). The increase in revenues is primarily attributable to the construction/demolition/electrical practice area, established in early fiscal year 2001.

                 Direct costs increased 5.5% to $2,350,937 for Year to date 2001 from $2,229,307 for Year to date 2000. This increase in direct costs is attributable to the increased use of technical labor during Year to date 2001.

                 The Company's gross profit margin increased to 41.7% for Year to date 2001 from 40.8% for Year to date 2000. This increase in gross profit margin is a result of the increase in revenues attributable to the construction/demolition/electrical practice area.

                 General, administrative and other operating costs decreased 2.6% to $1,538,669 for Year to date 2001 from $1,579,805 for Year to date 2000. This decrease in general, administrative and other operating costs is due to a reduction in the provision for discretionary bonuses for fiscal year 2001 recorded in the Third Quarter 2001.

                 Net income for Year to date 2001 was $117,592, compared to net income of $65,374 for Year to date 2000. Net income for Year to date 2001 includes an additional $8,000 provision for income taxes as compared to Year to date 2000. Additionally, Year to date 2000 includes forgiveness of debt in the amount of $154,629.

     Liquidity and Capital Resources

                 Net cash used in operating activities was 39,632 for Year to date 2001, compared to net cash provided by operating activities of 150,062 for Year to date 2000. Net cash used in investing activities was 79,496 for Year to date 2001, compared to net cash used in investing activities of 29,934 for Year to date 2000. Net cash provided by financing activities was 39,023 for Year to date 2001, compared to net cash used in financing activities of 40,018 for Year to date 2000. Cash in the amount of $37,626 and proceeds from bank loans in the amount of $41,870, for a total amount of $79,496, were used by the Company to purchase property and equipment.

                 The Company had a working capital deficit of $232,589 at the Third Quarter 2001, compared with a working capital deficit of $359,872 at March 31, 2000. This decrease in the working capital deficit is primarily attributable to an increase in accounts receivable. This decrease in deficit of $127,283 reflects a working capital ratio of .83 at the Third Quarter 2001 from .75 at March 31, 2000. Historically the Company has experienced capital and liquidity problems and no assurances can be given that such shortages will not negatively impact the Company's operations in the future.

                 On November 16, 2000, the Company filed two registration statements on Form S-8 registering 3,127,186 shares of the Company's Common Stock issuable under the ECOS Group, Inc. 2000 Equity Compensation Plan and 7,942,667 shares of the Company's Common Stock issuable pursuant to Stock Option Agreements entered into between the Company and certain employees, each of which received the options in lieu of a portion of their 1999 fiscal year compensation.

                 On December 28, 2000, the Company filed a registration statement on Form S-2 registering the resale of 1,000,000 restricted shares of the Company's Common Stock that had been issued in connection with a loan granted to the Company. The Company was obligated to register these shares pursuant to the terms of the loan. The Company will not receive any proceeds from the sale of these shares.

                 The Company has no major material commitments for capital expenditures.

                 The Company intends to continue to fund its current operations from a combination of cash on hand, cash generated from operations, cost savings generated from its continued cost reduction measures, potential increased sales, as well as the use of an established bank line of credit. These sources of capital are expected to fund the Company's current operations through March 31, 2001. The Company believes that it can experience sustained and profitable revenue growth in the future, although no assurances can be given. However, if the Company does not continue its profitability, or it cannot obtain alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

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

         - the Company's expectation that demand for asbestos services will continue to decline;

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

                 These forward-looking statements reflect the Company's current views about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect the Company's actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent the Company from achieving its goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

         - changes in legislative enforcement and direction with respect to or affecting the asbestos/indoor air quality, hazardous substances, and construction/demolition/electrical practice areas;

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

                                         ECOS Group, Inc.

Date:  February 13, 2001                 By:  /s/ Charles C. Evans
                                             ------------------------------
                                         Dr. Charles C. Evans
                                         Chairman of the Board

Date:  February 13, 2001                 By:  /s/ Ana Caminas
                                             ------------------------------
                                         Ana Caminas
                                         Chief Financial Officer
                                         On behalf of the Registrant and as
                                         Principal Accounting Officer

                                  Exhibit Index

Exhibit              Description
-------              -----------

23.1                 Consent of Morrison, Brown, Argiz & Company.
27.1                 Financial Data Schedule.