Form 10KSB40
period 2001-03-31
ECOS GROUP INC
filed 2001-06-22
CIK 818675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                    For the fiscal year ended March 31, 2001
                                              --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                        Commission file number 000-16322
                                               ---------

                                ECOS Group, Inc.
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                              84-1061207
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

14505 Commerce Way, Suite 400, Miami Lakes, Florida                   33016
---------------------------------------------------                -----------
(Address of principal executive offices)                            (Zip Code)

                                 (305) 374-8300
             ------------------------------------------------------
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.012 par value
             ------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for its most recent fiscal year:   $5,846,826

The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $1,660,987 based on the average bid and asked price of $.07 on May 18, 2001.

As of June 14, 2001, the Company had a total of 31,899,360 shares of Common Stock outstanding.

Transitional Small Business Disclosure format (check one):

Yes           No    X
    -------      -------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

(a)      Business Development

         ECOS Group, Inc. (the "Company"), has been in the environmental business since 1993 and incorporated in Florida in 2000. On February 22, 2000, the Company held a special Meeting in which a majority of shareholders voted, by proxy or in person to change the Company's state of incorporation from Colorado to Florida by means of a merger of the Company with and into a wholly owned subsidiary.

(b)      Business of Issuer

         The Company is a holding company, which currently has Evans Environmental and Geological Science and Management, Inc. ("EE&G") as its only active subsidiary. EE&G is a regional supplier of environmental engineering, consulting, testing, construction, and electrical contracting services to both private clients and government clients. The environmental field grew rapidly during the 1980's, however, the Company believes that the field is experiencing diminishing growth in this area due to a relatively mature market. EE&G has responded by diversifying into general construction and electrical services to ensure continued corporate strength.

1. Principal services
---------------------

         Within the broad scope of environmental engineering, consulting, testing and construction services, EE&G offers specialized services in three practice areas: Industrial Hygiene, Hazardous Substances, and Construction and Electrical services. Although the Company is constantly evaluating opportunities in other lines of business, expansion plans for this year focus primarily on increasing market share within the Company's existing Florida market, expanding EE&G's geographic reach along the eastern United States by supplying its current scope of services over a larger geographic region and adding selected services to augment revenues. In the latter part of the fiscal year ending March 31, 2000, EE&G added construction/demolition and electrical services to its array of services.

The Industrial Hygiene Practice
-------------------------------

         The Industrial Hygiene ("IH") practice is concerned with the recognition, evaluation and control of workplace hazards. This field has recently evolved to include non-traditional workplace settings and is now considered to provide services for building-related health and safety issues. Industrial Hygiene consulting services accounted for 46% of EE&G's total revenues. Services provided by the IH practice include:

Asbestos Consulting Services:

o        Building inspections and assessments.

o        Laboratory analysis of building materials.

o        Abatement design specifications.

o        Contractor performance and compliance monitoring.

o        Air quality testing.

o        Training.

o        Expert witness testimony.


         The Company sees little opportunity for significant growth within the State of Florida for asbestos consulting services. In the early 1990's, primarily due to an aggressive state enforcement program, asbestos services supplied nearly 90% of EE&G's revenues. The market for asbestos consulting decreased during the decade as many buildings were abated and there was limited use of asbestos products in Florida construction resulting from the mild climate and youth of many of the buildings. The Company believes that greater opportunities for growth in this practice area are to be found in geographic areas where the cities and their infrastructure are older and the climate is cooler. EE&G recently established satellite offices in the Buffalo, NY and Baltimore, MD as a response to marketplace trends.

Indoor Air Quality Services:

o        Baseline indoor air quality evaluations of buildings.

o        Comprehensive air screening for chemical and biological contaminates.

o Evaluation of building mechanical systems and design of building envelope.

o Design and management of indoor air quality related remediation activities.

o Architectural and mechanical engineering design services for the retrofit of older buildings.

o        Expert testimony.

         The field of indoor air quality is primarily non-regulated, and is driven by litigation including both worker's compensation and general liability claims. This area has seen significant growth over the past several years, and continues to be the fastest growing segment within the IH practice.

Industrial Hygiene Services:

o        Workplace hazard evaluation.

o        Monitoring for airborne chemical agents.

o        Occupational noise exposure evaluations.

o        Designee of local exhaust ventilation systems.

o        Development of written hazard control plans.

o        Health and safety training.

         Industrial hygiene work is typically driven by OSHA regulations, and is intended to protect workers from occupational exposure to chemical and physical agents associated with their respective job activities. Industrial hygiene work has limited growth potential in Florida due to limited enforcement, a lack of unions, few "smoke stack" industries, and competition from insurance companies who offer similar services to their clients.

The Hazardous Substance Practice
--------------------------------

         EE&G's Hazardous Substance ("HS") practice comprised 32% of EE&G's gross revenues in fiscal year 2001. The HS practice utilizes professional employees with backgrounds predominantly in geology, engineering, environmental science, biology, and other natural sciences. The staff includes a variety of registered professionals, including professional geologists, professional engineers, and a Certified Hazardous Materials Manager. The primary project types within the HS practice are as follows:

         o Soil and Groundwater Assessment and Remediation. The largest source of revenue in the HS practice in fiscal year 2001 was the assessment and remediation of soil and groundwater contamination incidents at municipal, commercial, and industrial facilities. Due to the sensitivity of the groundwater aquifer system in Florida and increased regulatory pressures, EE&G's clients continue to pursue investigation and remediation of soil and groundwater on their properties that had been contaminated with petroleum hydrocarbons, chlorinated solvents, heavy metals, pesticides and PCBs. EE&G performs numerous design/build services for clients, performing the engineering design, construction management and actual construction, operation and maintenance of remediation systems.

         o Real Estate Transaction Audits/Due-Diligence Audits. Following the enactment of the Superfund Amendments Reauthorization Act
                  (SARA) of 1986, potential buyers, financers, mortgagers, etc. of commercial property are advised to conduct an environmental audit of a property prior to closing. Since the national economy continued to be strong throughout fiscal year 2001, our HS practice continued to see significant revenues from environmental audits related to real estate transactions.

         o Petroleum Storage Tank Management. On December 31, 1998, the Federal and State deadline for required upgrades to underground storage tank ("UST") systems expired. EE&G continued to obtain a fair amount of business during fiscal year 1999 in the assessment, remediation, closure, design, and installation of UST and aboveground storage tank systems. With the passing of this deadline, the Company has experienced a significant decline in the demand for this service in the fiscal year 2001 and anticipates further decline in the demand for this service in the fiscal year 2002.

         o Compliance Audits. EE&G actively performed compliance audits in fiscal year 2001, primarily for its industrial/manufacturing clients. EE&G assisted clients with compliance with environmental regulations and best management practices, which typically resulted in waste minimization and costs savings.

         o Engineering/Design. EE&G continued to expand its engineering capabilities in fiscal year 2001. EE&G engineers completed projects involving soil and groundwater remediation systems, storm water management systems, sanitary sewer systems, sewer lift stations, pollution prevention equipment, HVAC design and various types of permitting.

The Construction and Electrical Practice
----------------------------------------

         EE&G is currently licensed as a Florida certified Class A General Contractor, Electrical Contractor and licensed Engineering firm. EE&G's construction and electrical services ("CES") practice comprised 22% of EE&G's gross revenues in fiscal year 2001. The CES practice utilizes professional engineers, licensed general and electrical qualifying agents, electricians, mechanical control specialists, metal building fabricators, environmental remediation specialists and environmental demolition experts.

         The CES practice was initially developed in response to an industry demand for a professional, cost-effective, heavily insured and environmentally appropriate construction contractor. Combining in-house design-build services allowed for additional cost savings, time savings, added quality control and a strengthened position in the marketplace. The specialty areas producing the highest yield in revenues are as follows:

         o Environmentally Appropriate Demolitions. In response to clients being unable to locate qualified, cost-effective environmental demolition contractors, EE&G obtained the necessary certifications and employees to conduct environmentally appropriate demolitions in-house. EE&G's target market is directed toward demolitions involving an environmental issue, such as asbestos abatement, lead abatement or underground storage tank removal, all of which require the resources of an environmental contractor. Today, this service area continues to be a growing division of the construction practice.

         o Lighting and Maintenance Services. EE&G identified a need for certified lighting and maintenance contractors within the state of Florida. EE&G obtained the necessary licensing, equipment and certified employees to actively pursue lighting work. Currently EE&G holds lighting and maintenance contracts for a portion of the I-10/I-75 corridor for the Florida Department of Transportation (FDOT) and the public transportation stations for the Jacksonville Transportation Authority (JTA).

         o Industrial Electrical Installations. EE&G further diversified its electrical department by providing industrial electrical installations and upgrades. This valued service allows EE&G to remain competitive and profitable on large construction projects.

         o Metal Building Systems. EE&G expanded its construction resume into pre-engineered metal building systems. This service provided for the largest share of the construction practices gross revenues for fiscal year 2001.

         o Environmental Remediation. Projects may include: confined space entry, explosive environments, removal of contaminated soils, industrial lead contamination, removal of lead paint from industrial structures, hazardous waste cleanups, "Class IV" asbestos/electrical service, mold removal, heavy metal contamination remediation, installation of impermeable subsurface barrier walls, etc.

2. Distribution methods of the services
---------------------------------------

         EE&G performs its services through a combination of field investigations, regulatory agency liaison, technical evaluation, and report preparation. In providing services, EE&G prepares correspondence, cost proposals and technical reports. EE&G's projects are typically located in close geographical proximity to its offices; however, EE&G's national clients retain the Company's services throughout the United States and Caribbean Islands.

3. Status of any publicly announced new service
-----------------------------------------------

         None.

4. Competition
--------------

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

5. Sources and Availability of Raw Materials
--------------------------------------------

         From time to time the company has required various types of raw materials for the fulfillment of the CES practice contracts. The raw materials have been and should continue to be in wide supply and available from a number of sources.

6. Customers
------------

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

         For the fiscal year ended March 31, 2001, one of the Company's customers, a large transportation company, represented nearly 25% of revenue and 44% of the accounts receivable. Also the top ten customers of the Company combined comprised 52% of the total revenues and 60% of the accounts receivable. For the fiscal year ended March 31, 2000, one of the Company's customers, a large transportation company,, represented nearly 18% of the Company's revenues but only 9% of the accounts receivable. Also, the top ten customers of the Company combined comprised 49% of the total revenues and 34% of the accounts receivable.

7. Intellectual Property Rights
-------------------------------

         None.

8. Government approval of principal services
--------------------------------------------

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

9. Government Regulation
------------------------

         The Company is subject to extensive and evolving government regulations administered by various state and federal agencies and authorities. In many respects, these regulations both govern the operation of the Company and contribute to the demand for its services. Although the Company's customers remain legally responsible for their environmental problems, the Company must comply with all legal requirements applicable to its services. The relevant laws and regulations that may affect the Company's operations include the U.S. Environmental Protection Agency regulations and state regulations regarding asbestos consulting, professional engineering, professional geology, federal and state regulations governing the generation, treatment, transportation and disposal of hazardous wastes, the clean-up of hazardous waste sites and those governing workers in the workplace. Many of these areas are both relatively new and rapidly developing and, therefore, the Company cannot predict the extent to which the Company's operations may be affected by changes to enforcement policies applied under current laws or by the enactment of new environmental laws and regulations.

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

         The Company submitted claims, as of March 31, 2001, totaling approximately $116,000, net of reserves, under FIPT's prior program. As of March 31, 2001, the Company does not have any material claims remaining to be submitted under the new program. The Company does not have plans for future participation in this program.

10. Research and Development
----------------------------

         None.

11. Environmental Considerations
--------------------------------

         While it does not generate or assume ownership of hazardous waste, the Company does, through its laboratories and field services, handle potentially hazardous substances as samples submitted for analysis. These samples are disposed of under State-approved plans for the temporary storage, transport and disposal of such materials. All hazardous waste is stored in appropriate drums and packaged for shipping according to Federal Department of Transportation regulations to an approved waste disposal site by an approved hazardous waste hauler. The Company's costs of compliance with environmental laws and regulations is approximately $5,000 per year, primarily for asbestos waste disposal. See "Government Regulation" for a discussion of other environmental laws and regulations to which the Company is subject and the effects of compliance with such laws and regulations on the Company.

12. Employees
-------------

         As of March 31, 2001, the Company employed 61 full time employees. No employees are members of a collective bargaining unit under a union representation contract.

(c)      Subsequent Events

Compensation of Directors
-------------------------

         Each director who is not an executive officer or employee of the Company is entitled to a fee of $300 per meeting attended. In June 2001, the Board of Directors voted to award common stock options for past due unpaid compensation. Specifically, Wendell R. Anderson received 75,000 shares; Luis De La Cruz received 203,000 shares; Leon S. Eplan received 203,000 shares and Joseph F. Startari received 269,000 shares to purchase common stock of the Corporation at $0.077 per option share. An equal number of options were also issued at $ .105 per option share. All of the shares granted vest immediately.

Share Exchange Agreement
------------------------

         On June 14, 2001, the Company entered into a Share Exchange agreement with Third Millennium Telecommunications, Inc. a New Jersey corporation ("TMTI"). TMTI, founded in 1997, is a Master Agent for the sales of wireless telecommunications devices and services for MCI Worldcom and Globalstar U.S.A. in all markets where they are sold in the U.S.A. TMTI has become the second largest MCI Worldcom wireless distributor in the U.S.A., through building a network of over 250 retailers nationwide.

         The Share Exchange agreement provides that the Company effect a 1 for 20 reverse stock split prior to Closing with respect to its issued and outstanding Common Stock ("Reverse Split"). The number of authorized shares of Common Stock will remain at 75,000,000 upon completion of the Reverse Split. The agreement also provides that the Company acquire 100% of the outstanding TMTI Common Stock in exchange for the issuance and delivery by the Company of an aggregate of 6,875,000 shares of the Company's Common Stock (on a post-Reverse Split basis). After this issuance TMTI will own 80.7% of the Company's Common Stock (on a post-Reverse Split basis). The agreement also provides for the issuance of 35,000,000 additional shares of the Company's Common Stock to the shareholders of TMTI upon the achievement of certain financial thresholds by TMTI. Simultaneously with the closing of the Share Exchange, the Company will transfer (i) all of the outstanding shares of its wholly-owned subsidiary, EE&G, to certain members of EE&G management and (ii) all of the Company's assets and liabilities to EE&G, in exchange for the cancellation of certain shares of the Company's Common Stock held by members of EE&G management and the termination of options to purchase shares of Common Stock, based on terms and conditions set forth in the document.

         Furthermore and simultaneously with the closing, the current Board of Directors of ECOS will resign and a new Board of Directors will be appointed. The changes described above will constitute a change in control, as the Company will have new management, a new Board of Directors, and a significant shift in equity ownership.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

         The Company owns no real property, but leases 8,400 square feet for its Miami and 4,500 square feet for its Jacksonville operating offices for approximately $135,000 and $36,000 annually, respectively. The initial terms on the Miami and Jacksonville leases expire in October 2004 and September 2002, respectively. Both leases are renewable. The Company maintains other offices throughout Florida on a month-to-month basis. The Company believes that its facilities are more than adequate for its current operations and its commitments sufficiently flexible for future needs.

ITEM 3.  LEGAL PROCEEDINGS.
---------------------------

         On October 28, 1998, the Housing Authority of St. Petersburg (the "Housing Authority") filed a claim against the Company in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida. The Housing Authority alleged that the Company breached its contract for failing to disclose the location of lead based paint in parts of the housing project. This claim is in suit and remains in the discovery phase. The Company believes that it has adequate legal defenses with respect to the claim. The Company is insured for damages that may be recovered by the Housing Authority against EE&G in the event of an adverse outcome, minus a self-insurance of $100,000. The Company does not anticipate that the amount of any potential loss will materially affect its financial position, but realizes that an unfavorable adverse outcome could potentially adversely affect such position or reported results of its operations. As such, the Company reserved $90,200 to protect itself against any adverse outcome.

         In addition, the Company is exposed to various asserted and unasserted potential claims encountered in the normal course of business. The Company believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or the results of its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------

         The Company's Common Stock trades on the Over the Counter Bulletin Board of the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol "ECOS". The Company's shares were delisted from the NASDAQ SmallCap marketplace effective January 2, 1998. The quotations set forth below are inter-dealer quotations obtained from NASDAQ, do not reflect retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions. On April 20, 1995, the Company's Common Stock also began trading under the symbol "EVE" on the Freiverhehr (over-the-counter market) of the Berlin Stock Exchange, Berlin, Germany and under the same symbol in 1997 on the Frankfurter Wertpaperborse (over-the-counter market) of the Frankfurt Stock Exchange in Frankfurt, Germany. As of March 31, 2000 the Company no longer maintains an active listing on the Berlin Stock Exchange.

--------------------------------------------------------------------------------
           Historical Quotes from the Over the Counter Bulletin Board
--------------------------------------------------------------------------------
Quarter Ended                     High Bid                    Low Bid
--------------------------------------------------------------------------------
Fiscal  Year 2001:
--------------------------------------------------------------------------------
March 31, 2001                     $0.1094                    $0.0312
--------------------------------------------------------------------------------
December 31, 2000                  $0.0781                    $0.0312
--------------------------------------------------------------------------------
September 30, 2000                 $0.2031                    $0.0781
--------------------------------------------------------------------------------
June 30, 2000                      $0.2656                    $0.1250
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fiscal Year 2000:
--------------------------------------------------------------------------------
March 31, 2000                     $0.3906                    $0.0469
--------------------------------------------------------------------------------
December 31, 1999                  $0.0625                    $0.0312
--------------------------------------------------------------------------------
September 30, 1999                 $0.1250                    $0.0625
--------------------------------------------------------------------------------
June 30, 1999                      $0.2031                    $0.0312
--------------------------------------------------------------------------------

Holders

         The Company had 364 shareholders of record as of March 31, 2001 and believes there are approximately 1,000 additional beneficial holders of its securities who hold such shares in "street" or nominee name.

Dividends

         The Company has not paid any dividends during the past two fiscal years and does not intend to pay any cash dividends on common stock for the foreseeable future.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         During fiscal years 2000 and 2001, the Company continued to focus on the growth and maintenance of EE&G, the Company's operating subsidiary, and on further reducing the Company's liabilities, especially long-term debt. In fiscal year 2001, the Company continued to explore a variety of merger and acquisition opportunities as a means of increasing the Company's growth rate. The company will continue to explore opportunities during the fiscal year 2002, although no assurance can be given that a merger or acquisition will be made in the foreseeable future.

         Fiscal year 2000 was a transition year for EE&G. The asbestos market in Florida, EE&G's main service area, steadily declined as this limited resource market continues to be depleted with each completed project. This general decline was aggravated by the loss of a few significant clients in this practice in fiscal year 2000. While the revenues in the asbestos practice were generally stable for the latter part of fiscal year 2000, the Company does not expect significant growth in this area and has actively developed other service lines to replace the lost asbestos revenues. The transition was officially marked at the beginning of fiscal year 2001 when the asbestos practice was combined with the indoor air quality practice into a single practice area and a new practice area, the CES practice was established.

         The development of the CES practice has, over the last year, proven to be a cash intensive effort. This type of work typically requires outlay of significant quantities of cash at the outset of projects that may not be recouped until collection on the final invoice for that project some time later. The rapid expansion of the CES practice has significantly impacted the overall cash flow of the Company's operations. During the second quarter of fiscal year 2001, the Company obtained a small line of credit for short term cash flow difficulties and in order to allow the Company the opportunity to approach larger, potentially more lucrative projects. During the Third and Fourth Quarters 2001, the Company borrowed for several days under this line of credit for similar purposes.

         During fiscal year 2000, the Company benefited substantially from one-time events such as discounts on loans (see discussion of these items below). The Company believes that the opportunities for such dramatic one-time gains have been largely exhausted and the Company was, during fiscal year 2001 and will continue to be for the upcoming fiscal year 2002, with limited exceptions, dependent solely on operational profits.

Fiscal year ended March 31, 2001 compared to fiscal year ended March 31, 2000
-----------------------------------------------------------------------------

         During the fiscal year ended March 31, 2001, the Company had net income of $11,456, as compared to net income of $766,206 for the fiscal year ended March 31, 2000, a decrease of approximately 98.5%. The net income for fiscal year 2000 includes a provision for income taxes of $10,986.

         The Company has broadened its service areas offered to clients by the addition of the CES practice within EE&G. The Company anticipates growth in this new service area both through attracting new clients and offering more services to existing clients.

         The Company's revenues were $5,846,826 for fiscal year 2001, as compared to $5,042,353 for fiscal year 2000, an increase of $804,473 or approximately 16.0%. The new CES practice contributed $1,265,957 of the revenues for 2001, but this was partially offset by the decrease in the combined revenues of the IH and HS practices which totaled $461,484 less than in fiscal year 2000. Direct costs and expenses were $3,673,805 for fiscal year 2001 as compared to $2,838,607 for fiscal year 2000, representing an increase of $835,198 or approximately 29.4%. The new CES practice expended $967,151 of direct costs for 2001, but this was partially offset by the $131,953 decrease in the combined direct costs of the IH and HS practices. The Company's gross profit margin decreased to 37.2% in fiscal year 2001 from 43.7% in fiscal year 2000. The gross profit margin for the CES practice in 2001 was 23.6%, compared to the other areas within EE&G for which there was a 40.9% gross profit margin. The relatively low gross profit margin for the CES practice is due to the relatively high usage of subcontractors, as compared to the other practices.

         Other costs and expenses were $2,134,342 for fiscal year 2001 compared to $1,967,808 for fiscal year 2000, an increase of $166,534, or 8.5%, primarily due to expenses related to the new CES practice in the current year. The operating income was $38,679 for fiscal year 2001, as compared to $235,938 for fiscal year 2000, a decrease of $197,259.

         A $306,854 gain was recognized in fiscal year 2000 on the settlement of a prior year accrual for stock compensation for Directors, Management and employees in the amount of $351,065 that was settled by the issuance of 9,407,039 shares of common stock valued at $44,211. This gain is reflected in Other Income under the caption "Settlement of accounts payable and accrued liabilities" in fiscal year 2000.

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

         The aforementioned one-time items contributed to the income before income taxes of $777,192 for fiscal year 2000. Income before income taxes for fiscal year 2001 was $11,456 compared to $777,192 in fiscal year 2000, a decrease of $765,736 and can be summarized as follows:

                                             Fiscal Year 2001   Fiscal Year 2000
                                             ----------------   ----------------
        Income from consulting offices           $ 2,173,021        $ 2,203,746
        Corporate overhead                        (2,134,342)        (1,967,808)
        Other Income (expense)                       (27,223)           541,254
                                                 -----------        -----------
        Income before income taxes               $    11,456        $   777,192
                                                 -----------        -----------

Liquidity and Capital Resources

         The Company had a working capital deficit of $361,370 at March 31, 2001, compared with a working capital deficit of $359,872 at March 31, 2000. This increase in deficit of $1,498 reflects a working capital ratio of .82 at March 31, 2001 from .75 at March 31, 2000.

         Net cash decreased during fiscal year 2001 by $44,184 compared to an increase during fiscal year 2000 of $77,973. Cash provided by continuing operations was $26,036 for the fiscal year 2001, compared to cash provided of $200,519 in fiscal year 2000. Cash of $113,605 and $46,753 in fiscal year 2001 and fiscal year 2000, respectively, was used to purchase equipment. The cash provided by financing activities in fiscal year 2001 was $43,385 compared to cash used for financing activities of $75,793 in fiscal year 2000. During fiscal year 2000, $324,518 of related party debts was paid off with a new short-term debt in the amount of $250,000 and internal cash. During fiscal year 2001, the short-term debt of $250,000 was refinanced with a five-year bank installment note. Also during fiscal year 2001 new bank installment loans totaling $55,150 were used to purchase equipment.

         The Company entered into subcontractor finance agreements totaling $518,716 during fiscal years 1998 and 1997 and was eligible for reimbursement under the FIPT. Under these agreements, the Company must prepay interest for 12 months based on the published prime rate at the time of funding. Also, at the time of funding, the Company must prepay additional interest at a rate of 5% to a reserve account for months 13 through 18. If reimbursement from the FIPT takes more than 18 months, then interest must be prepaid on a quarterly basis at the rate of prime plus 3%. The Company is liable to the financing companies for any reimbursement denials. The Company must pay any denied reimbursements within 10 days of notification. As of March 31, 2001, the Company had outstanding balances of $251,077.

         The Company continues to monitor the recent governmental activities in Florida with respect to changes in the FIPT. See Item 1. Description of Business
- Government Regulation. As of March 31, 2001, the Company had claims submitted to the FIPT of approximately $116,000, net of reserves.

         The Company intends to continue to fund its current operations from a combination of cash on hand, cash generated from operations, cost savings generated from its continued cost reduction measures, potential increased sales, as well as the use of an established bank line of credit. These sources of capital are expected to fund the Company's current operations through March 31, 2002. The Company believes that it can experience sustained and profitable revenue growth in the future, although no assurances can be given. However, if the Company does not continue its profitability, or absent alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

ITEM 7.  FINANCIAL STATEMENTS.
------------------------------

         The Company's audited consolidated financial statements are on pages F-1 through F-23

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL  DISCLOSURE.
         ---------------------

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         --------------------------------------------------

         The directors and executive officers of the Company as of June 22, 2001 are as follows:

--------------------------------------------------------------------------------
                                                                       In Office
      Name                  Age             Position(s)                   Since
--------------------------------------------------------------------------------

Wendell R. Anderson         68    Director                                1994
--------------------------------------------------------------------------------
Luis De la Cruz             48    Director                                1996
--------------------------------------------------------------------------------
Leon S. Eplan               72    Director                                1993
--------------------------------------------------------------------------------
Dr. Charles C. Evans        44    Chairman of the Board of Directors      1993
                                  Chief Executive Officer                 1998
--------------------------------------------------------------------------------
Timothy Gipe                37    Director, Secretary                     1999
                                  President of EE&G                       1998
--------------------------------------------------------------------------------
Joseph F. Startari          53    Director                                1996
--------------------------------------------------------------------------------
Ana Caminas                 47    Chief Financial Officer                 1999
--------------------------------------------------------------------------------

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

         Ana Caminas has 26 years experience in management and accounting. Ms. Caminas was hired in March 1999 as Chief Financial Officer. From 1991 to 1998, Ms. Caminas served as Vice President of J.I. Kislak Mortgage Corporation where she managed several financial departments in the company. Ms. Caminas graduated from Florida International University with Bachelor of Science degree in Business Administration. She has a Master's Degree in Accounting from the University of Miami and maintains professional registration as a Certified Public Accountant in the State of Florida.

         Luis De La Cruz has served as president and is a stockholder of De La Cruz & Cutler, P.A., a law firm in Coral Gables, Florida since 1990. Mr. De La Cruz is a member of the Florida Bar. His legal expertise is in the areas of real estate and commercial transactions. He earned a Bachelor of Science degree in civil engineering and a Juris Doctor from the University of Florida.

         Leon S. Eplan, has been a Director since April 1993. Since 1996, he has been the owner of Eplan Consulting, an Atlanta based international consulting firm that provides client services in urban planning and revitalization, urban economic analysis, real estate development, and growth management. Mr. Eplan serves on the Audit Committee of the Board of Directors.

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

         Joseph F. Startari, a director since 1996, is the principal of AMPAU Services, a Cleveland based international consulting firm, which provides client services in operational effectiveness, productivity improvements and project management. From December 1995 until March 2001, he was President, Chief Executive Officer and Chairman of Biotechna Environmental (2000) Corporation ("Biotechna"), a publicly held, international technology company. Prior to joining Biotechna, Mr. Startari held various senior positions in operations, marketing, research and development and materials management during his 18-year tenure at Olin Corporation (Ordnance Division) and also served as Executive Vice President of Olin Services, Inc.

         Directors are elected annually at the Company's annual shareholders' meeting. Each director of the Company serves until his successor is elected and qualified or until the earlier of death, resignation, removal or disqualification of the director. The officers are elected annually by the directors.

Committees of the Board of Directors

         The Board of Directors has established a Compensation Committee, of which Mr. Luis de la Cruz is Chairman and Mr. Wendell Anderson and Dr. Charles
C. Evans are members. The Compensation Committee reviews and approves annual salaries and bonuses for all executive officers and reviews, approves and recommends to the Board of Directors the terms and conditions of all employee benefit plans or changes, including the granting of stock options under the Company's stock option plans.

           The Board of Directors also established an Audit Committee of which Mr. Joseph F. Startari is Chairman and Mr. Leon Eplan are voting members and Ana Caminas is a non-voting member. The Audit Committee oversees the Company's Chief Financial Officer, meets periodically with the Company's outside auditors, and is generally responsible for the Company's financial and accounting policies.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations that no other reports were required, the Company believes that, for the fiscal year ended March 31, 2001, it complied with all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------


                                            SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------
                                             Annual Compensation                    Long-Term Compensation
                                                                                            Awards
----------------------------------------------------------------------------------------------------------------
                                                                                 Restricted       Securities
                                                             Other Annual          Stock            Under-
  Name and                        Salary         Bonus       Compensation          Awards           Lying
  Principal Position    Year        ($)           ($)              ($)              ($)           Options (#)
----------------------------------------------------------------------------------------------------------------
    Charles Evans       2001     $105,408          --               *                --             250,000
 Chairman and Chief     2000     $102,500       $10,000             *                --               --
  Executive Officer     1999     $ 92,708          (1)              *            $104,200(2)      2,671,795
----------------------------------------------------------------------------------------------------------------
    Timothy Gipe        2001     $101,354          --               *                --             250,000
      President         2000     $100,000       $10,000             *                --               --
                        1999     $95,042          (1)               *            $102,939(3)      2,639,462
----------------------------------------------------------------------------------------------------------------

* The value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses reported for the named executive officers.

(1) Executive officer elected to receive restricted stock in lieu of cash bonus.
(2) Dr. Evans was awarded 2,671,795 shares of restricted stock in lieu of compensation owed. Value represents such shares at $0.039 per share, the closing market price of the Company's common stock on the date of the grant. The restricted stock was fully vested upon grant. Dr. Evans has the right to receive all dividends paid upon such stock. As of March 31, 2001, Dr. Evans held 3,619,923 shares of restricted stock valued at $169,774 (based upon a closing price of the Company's common stock of $0.0469 per share as of March 31, 2001).
(3) Mr. Gipe was awarded 2,639,462 shares of restricted stock in lieu of compensation owed. Value represents such shares at $0.039 per share, the closing market price of the Company's common stock on the date of the grant. The restricted stock was fully vested upon grant. Mr. Gipe has the right to receive all dividends paid upon such stock. As of March 31, 2001, Mr. Timothy Gipe held 3,139,462 shares of restricted stock valued at $147,241 (based upon a closing price of the Company's common stock of $0.0469 per share as of March 31, 2001).

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

-------------------------------------------------------------------------------------------------------------
                             Number of         Percent of Total
                             Securities          Options/SARs
                             Underlying           Granted to
                            Options/SARs         Employees in       Exercise or Base
         Name               Granted (#)           Fiscal Year        Price ($/Share)      Expiration Date
-------------------------------------------------------------------------------------------------------------
    Charles Evans
  Chairman and Chief
  Executive Officer           250,000                19.7%               $.0516              12/7/2004
-------------------------------------------------------------------------------------------------------------
     Timothy Gipe
      President               250,000                19.7%               $.0516              12/7/2004
-------------------------------------------------------------------------------------------------------------


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

-------------------------------------------------------------------------------------------------------------
                           Shares                       Number of Securities         Value of Unexercised
                         Acquired on                   Underlying Unexercised            In-the-Money
                        Exercise (#)      Value        Options/SAR's at Fiscal     Options/SAR's at Fiscal
                                         Realized           Year-end (#)                 Year-end ($)
         Name                              ($)       Exercisable/ Unexercisable   Exercisable/ Unexercisable
-------------------------------------------------------------------------------------------------------------
    Charles Evans
  Chairman and Chief         --             --          3,119,923 / 3,119,923              $0 / $0
  Executive Officer
-------------------------------------------------------------------------------------------------------------
     Timothy Gipe
      President              --             --          2,889,462 / 2,889,462              $0 / $0
-------------------------------------------------------------------------------------------------------------


Compensation of Directors

         Each director who is not an executive officer or employee of the Company is entitled to a fee of $300 per meeting attended. Further, for serving on the Board of Directors, non-employee Directors received stock option grants under the ECOS Group, Inc. 2000 Equity Compensation Plan and are entitled to additional compensation duly authorized and within the discretion of the Board of Directors. In March, 1999, the Board of Directors voted to award common stock and warrants for past due unpaid compensation. Specifically, Wendell R. Anderson received 376,923 shares valued at $14,700; Luis De La Cruz received 230,769 shares valued at $9,000; Leon S. Eplan received 446,154 shares valued at $17,400 and Joseph F. Startari received 223,077 shares valued at $8,700. An equal number of warrants to purchase common stock of the Corporation at $0.06875 per option share with a one-year vesting period were issued to the same directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

         Of the 75,000,000 shares of Company common stock authorized, there were approximately 31,899,360 shares of the Company common stock outstanding and approximately 364 holders of record as of March 31, 2001. There were also 2,460,193 warrants and 9,486,441 options outstanding as of March 31, 2001.

         The following table sets forth certain information, as of June 11, 2001 regarding the Company's shares owned of record or beneficially by (i) each stockholder who is known by the Company to beneficially own in excess of 5% of the outstanding shares of Common Stock or Series B Convertible Preferred Stock,
(ii) each director and executive officer and (iii) all directors and executive officers as a group. Except as otherwise indicated, each stockholder listed below has sole voting and investment power with respect to shares beneficially owned by such person.

                                                           Common Stock
                                                     ---------------------------
Name and Address                                     Number of          % of
of Beneficial Owner                                   Shares           Class (1)
--------------------------------------------------------------------------------
Strategica Capital Corporation (2)
701 Brickell Avenue                                 2,460,193            7.16%
Miami, Florida 33131
--------------------------------------------------------------------------------
Wendell R. Anderson (3), (4) Director                 953,846            2.94%
--------------------------------------------------------------------------------
Luis De La Cruz (3), (5)                              917,538            2.82%
Director
--------------------------------------------------------------------------------
Leon S. Eplan (3), (6)                              1,348,308            4.12%
Director
--------------------------------------------------------------------------------
Joseph F. Startari (3), (7)                           761,077            2.33%
Director
--------------------------------------------------------------------------------
Charles C. Evans (3), (8)                           6,739,846           19.25%
Chairman of the Board of Directors and
Chief Executive Officer
--------------------------------------------------------------------------------
Timothy Gipe (3)(9)                                 6,178,924           17.68%
Director and Secretary
--------------------------------------------------------------------------------
All Directors,  Executive Officers and             17,415,025           42.33%
nominees as a Group
 (7 persons) (10)
--------------------------------------------------------------------------------

(1) Pursuant to rules of the Securities and Exchange Commission, shares of the common stock subject to options, rights or conversion privileges held by directors and executive officers that are exercisable within 60 days of March 31, 2001 are deemed outstanding for purposes of beneficial ownership and the beneficial ownership of all executive officers and directors as a group.

(2) Includes (i) 175,000 shares of common stock issuable under options granted to a predecessor corporation and (ii) 761,731 shares of Series A Convertible Preferred Stock issuable under options. The shares of Series A Convertible Preferred Stock are convertible into 2,285,193 shares of Common Stock.

(3) The address for Directors and Executive Officers is 14505 Commerce Way, Suite 400, Miami Lakes, Florida 33016.

(4)      Includes 526,923 shares of common stock issuable under options.

(5)      Includes 636,769 shares of common stock issuable under options.

(6)      Includes 852,154 shares of common stock issuable under options.

(7)      Includes 761,077 shares of common stock issuable under options.

(8)      Includes 3,119,923 shares of common stock issuable under options.

(9) Includes 2,889,462 shares of common stock issuable under options and 150,000 shares of common stock issuable under options granted to Mr. Gipe's wife as to which shares Mr. Gipe disclaims beneficial ownership.

(10) Includes 9,094,051 shares of common stock issuable under options and 150,000 shares of common stock issuable under options granted to Mr. Gipe's wife as to which shares Mr. Gipe disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

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

         In May 1997, the Company borrowed $72,000 from the mother of Enrique A. Tomeu, a former director and shareholder of the Company. The loan was due upon demand, bearing interest at 12% per annum. The balance of $72,000 plus interest of $22,817 was settled for $40,000 on January 17, 2000 from the Company's internal funds. During fiscal year 2000, a $54,519 gain was recognized on the early extinguishment of this debt.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

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

10.1 The Company's 2000 Equity Compensation Plan, incorporated by reference Form S-8 Registration Statement filed November 16, 2000.

10.2 The Company's Stock Option Agreements, incorporated by reference Form S-8 Registration Statement filed November 16, 2000.

21       List of Subsidiaries of the Corporation

23.1     Independent Auditor's Consent - Morrison, Brown, Argiz & Company


(b) Reports on Form 8-K
    -------------------
         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ECOS Group, Inc.


                                           By:   /S/  Charles C. Evans
                                               --------------------------------
                                           Dr. Charles C. Evans
                                           Chairman and Chief Executive Officer
                                           Date: June 21, 2001

         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant on the dates indicated.

     Signature                                              Title                                  Date
     ---------                                              -----                                  ----
                                                       Chairman and Chief
    /S/ Charles C. Evans                               Executive Officer                       June 21, 2001
-----------------------------------
Dr. Charles C. Evans

                                                       Director, Secretary and
    /S/ Timothy R. Gipe                                President of EE&G                       June 21, 2001
----------------------------------
Timothy R. Gipe

    /S/  Ana Caminas                                   Chief Financial Officer                 June 21, 2001
--------------------------------
Ana Caminas


    /S/ Leon S. Eplan                                  Director                                June 21, 2001
-----------------------------
Leon S. Eplan

    /S/ Luis De la Cruz                                Director                                June 21, 2001
------------------------------
Luis De la Cruz


    /S/ Joseph F. Startari                             Director                                June 21, 2001
-------------------------------
Joseph F. Startari


    /S/ Wendell Anderson                               Director                                June 21, 2001
----------------------------
Wendell Anderson

                                ECOS GROUP, INC.




              REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS

                              as of March 31, 2001
                 and for the years ended March 31, 2001 and 2000


                                ECOS GROUP, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                        Pages
                                                                        -----



Independent Auditor's Report                                              F-1

Financial Statements:
   Consolidated Balance Sheet                                             F-2
   Consolidated Statements of Income                                      F-3
   Consolidated Statements of Cash Flows                           F-4 to F-5
   Consolidated Statements of Shareholders' Deficit                       F-6
   Notes to Consolidated Financial Statements                     F-7 to F-23

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Shareholders
ECOS Group, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of ECOS Group, Inc. and Subsidiary as of March 31, 2001, and the related consolidated statements of income, shareholders' deficit and cash flows for the years ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ECOS Group, Inc. and Subsidiary as of March 31, 2001, and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000 in conformity with generally accepted accounting principles.




MORRISON, BROWN, ARGIZ & COMPANY
Certified Public Accountants
Miami, Florida
May 25, 2001

                                ECOS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001


ASSETS
CURRENT ASSETS
     Cash and equivalents (Note 2)                                          $    124,466
     Accounts receivable, net of $ 91,139 allowance                            1,404,118
     Notes receivable (Note 15)                                                       --
     Prepaid expenses & other assets                                              93,580
                                                                            ------------

                  TOTAL CURRENT ASSETS                                         1,622,164
                                                                            ------------

Amounts due under state reimbursement program, net (Note 3)                      116,287
Property and equipment, net (Notes 2, 4)                                         126,637
Goodwill, net of $368,695 accumulated amortization (Note 2)                      221,258
                                                                            ------------

                  TOTAL ASSETS                                              $  2,086,346
                                                                            ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                       $  1,344,213
     Accrued expenses (Note 5)                                                   333,007
     Notes payable, current portion (Note 6)                                     306,314
                                                                            ------------

                  TOTAL CURRENT LIABILITIES                                    1,983,534
                                                                            ------------

Notes payable, less current portion (Note 6)                                     238,148
                                                                            ------------

Commitments and contingencies

SHAREHOLDERS' DEFICIT (Note 10) Preferred stock ($.75 liquidation value):
           Series A; $.001 par value, 5,000,000 authorized,
                None issued and outstanding
           Series B convertible; $.001 par value,
                1,000,000 authorized, None issued and outstanding                     --
     Common stock, $.012 par value; 75,000,000 authorized,
                       31,899,360 issued and outstanding                         382,792
     Additional paid in capital                                               16,568,836
     Accumulated deficit                                                     (17,086,964)
                                                                            ------------
                  TOTAL SHAREHOLDERS' DEFICIT                                   (135,336)
                                                                            ------------

                  TOTAL LIABILITIES AND SHAREHOLDERS'
                   DEFICIT                                                  $  2,086,346
                                                                            ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                              Years ended March 31,


                                                                  2001           2000
                                                              -----------    -----------
REVENUE
     Consulting services                                      $ 5,846,826    $ 5,042,353
                                                              -----------    -----------

COSTS OF CONSULTING SERVICES
     Subcontractor expenses                                     1,608,987      1,288,862
     Other direct costs and expenses                            2,064,818      1,549,745
                                                              -----------    -----------

         TOTAL DIRECT COSTS AND EXPENSES                        3,673,805      2,838,607
                                                              -----------    -----------

GROSS PROFIT                                                    2,173,021      2,203,746

OTHER COSTS AND EXPENSES
     General, administrative and other operating costs          2,134,342      1,967,808
                                                              -----------    -----------

OPERATING INCOME                                                   38,679        235,938
                                                              -----------    -----------

OTHER INCOME (EXPENSE)
     Interest, net                                                (21,273)       (49,021)
     Settlement of accounts payable and accrued liabilities        (5,950)       313,360
     Forgiveness of debt                                               --        276,415
     Other income, net                                                 --            500
                                                              -----------    -----------

         TOTAL OTHER INCOME (EXPENSE)                             (27,223)       541,254
                                                              -----------    -----------

INCOME BEFORE INCOME TAXES                                         11,456        777,192

INCOME TAXES                                                           --         10,986
                                                              -----------    -----------

NET INCOME                                                    $    11,456    $   766,206
                                                              ===========    ===========

BASIC INCOME PER COMMON SHARE:                                $      nil     $      .027
                                                              ===========    ===========

DILUTED EARNINGS PER COMMON SHARE                             $      nil     $      .015
                                                              ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years ended March 31,

                                                                 2001         2000
                                                               ---------    ---------
Cash flows from operating activities:
     Net income                                                $  11,456    $ 766,206
                                                               ---------    ---------
     Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation & amortization                               83,089       76,321
        Settlements of accounts payable and accrued expenses          --     (313,360)
        Services paid with common stock                               --       22,400
        Forgiveness of debt                                           --     (276,415)
     Changes in operating assets & liabilities:
        Accounts receivable                                     (587,884)     245,684
        Prepaid expenses & other                                 (26,157)        (501)
        Accounts payable and accrued expenses                    545,532     (319,816)
                                                               ---------    ---------

     Total adjustments                                            14,580     (565,687)
                                                               ---------    ---------

Net cash provided by operating activities                         26,036      200,519
                                                               ---------    ---------

Cash flows from investing activities:
     Purchases of equipment                                     (113,605)     (46,753)
                                                               ---------    ---------

Net cash used in investing activities                           (113,605)     (46,753)
                                                               ---------    ---------

Cash flows from financing activities:
     Proceeds from exercise of warrants/options                       --       11,725
     Proceeds from notes payable                                 305,150      250,000
     Proceeds from related party notes payable                    19,190           --
     Payments on notes payable                                  (261,765)     (13,000)
     Payments on related party notes payable                     (19,190)    (324,518)
                                                               ---------    ---------

Net cash provided by (used in) financing activities               43,385      (75,793)
                                                               ---------    ---------

Net increase (decrease) in cash                                  (44,184)      77,973
Cash, beginning of period                                        168,650       90,677
                                                               ---------    ---------

Cash, end of period                                            $ 124,466    $ 168,650
                                                               =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                              Years ended March 31,


                                                                                                 2001                2000
                                                                                           ----------------         -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest                                                     $         25,707         $81,180
                                                                                           ================         =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On June 4, 1999, the Company issued 198,128 shares of common stock for $7,500 principal and $217 interest payment on a related party debt
(See Note 8 - Related Party Transactions)
The stock was valued at:                                                                   $             --         $   931
                                                                                           ================         =======

On June 4, 1999, the Company issued 1,637,500 shares of common stock to employees holding options and which option price in the aggregate of
$63,862 was waived
The stock and related cost of issuance was valued at:                                      $             --         $ 7,696
                                                                                           ================         =======

On June 4, 1999, the Company issued 7,166,013 shares of common stock to its directors and officers in payment of past due unpaid compensation
The stock was valued at:                                                                   $             --         $33,680
                                                                                           ================         =======

On June 4, 1999, the Company issued 150,000 shares of common stock to an employee in exchange for assets acquired
The stock was valued at:                                                                   $             --         $ 5,850
                                                                                           ================         =======

On January 31, 2000, the Company issued 603,526 shares of common stock to its officers in payment of past due unpaid compensation
The stock was valued at:                                                                   $             --         $ 2,835
                                                                                           ================         =======

On January 17, 2000, the Company issued 1,000,000 shares of common stock to an unrelated party in consideration of the issuance of a promissory note
The stock was valued at:                                                                   $             --         $22,400
                                                                                           ================         =======

On December 8, 2000, the Company issued 627,500 shares of common stock to its officers and employees in payment of unpaid compensation that was accrued during the year ended March 31, 2000
The stock was valued at:                                                                   $         29,414         $    --
                                                                                           ================         =======



The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                       Years ended March 31, 2001 and 2000




                              Shares of     Shares of     Series B                    Additional
                               Common       Series B      Preferred       Common        Paid-in        Accumulated
                                Stock       Preferred      Stock           Stock         capital         Deficit          Total
                              ----------    ---------   ------------    ------------   ------------    ------------    ------------
Balances 3/31/1999            20,266,693    1,000,000   $      1,000    $    243,199   $ 16,592,898    $(17,864,626)   $ (1,027,529)
                              ----------    ---------   ------------    ------------   ------------    ------------    ------------


Issuance of Stock for
conversion of debt               198,128           --             --           2,378         (1,447)             --             931

Issuance of Stock for
past compensation              9,407,039           --             --         112,885        (68,674)             --          44,211

Purchase of Fixed Assets         150,000           --             --           1,800          4,050              --           5,850

Issuance of Stock for
services                       1,000,000           --             --          12,000         10,400              --          22,400

Warrants exercised               250,000           --             --           3,000          8,725              --          11,725

Expiration of preferred stock         --   (1,000,000)        (1,000)             --          1,000              --

Net Income                            --           --             --              --             --         766,206         766,206
                              ----------    ---------   ------------    ------------   ------------    ------------    ------------
Balances 3/31/2000            31,271,860           --             --    $    375,262   $ 16,546,952    $(17,098,420)   $   (176,206)
                              ----------    ---------   ------------    ------------   ------------    ------------    ------------

Issuance of Stock for
past compensation                627,500           --             --           7,530         21,884              --          29,414

Net Income                            --           --             --              --             --          11,456          11,456
                              ----------    ---------   ------------    ------------   ------------    ------------    ------------
Balances 3/31/2001            31,899,360           --             --    $    382,792   $ 16,568,836    $(17,086,964)   $   (135,336)
                              ----------    ---------   ------------    ------------   ------------    ------------    ------------



The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Organization
------------------------------

     ECOS Group, Inc. ("The Company") is engaged, through its wholly owned subsidiary, Evans Environmental and Geological Science and Management, Inc., ("EE&G") in environmental consulting and other environmental related services. The Company is a Florida corporation with its principal office in Miami Lakes, Florida. On February 22, 2000 the Company held a Special Meeting in which a majority of shareholders voted, by proxy or in person to change the Company's state of incorporation from Colorado to Florida by means of a merger of the Company with and into a wholly owned subsidiary.

     The Company's financial statements reflect a shareholders' deficit in the amount of $135,336 and a working capital deficiency of $361,370 at March 31, 2001. In addition, although revenues have increased, operating income decreased from $235,938 for the year ended March 31, 2000 to $38,679 for the year ended March 31, 2001. This decrease is directly attributable to start up costs related to a new construction division that began operations during fiscal year 2001 which have been charged to operations. Management estimates that the construction division will add to their operating income in the future.

2.   Significant Accounting Policies
------------------------------------

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


2.   Significant Accounting Policies (continued)
-----------------------------------------------

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

     Earnings per Share

     The Company computes earnings per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." In SFAS No. 128, basic earnings per share (EPS) is based upon the weighted average number of common shares outstanding and excludes the dilutive effects of potential common stock from the exercise of stock options. Similarly, diluted EPS reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. EPS computations were based on weighted average common shares outstanding of 31,466,127 and 28,103,730 for the years ended March 31, 2001 and 2000, respectively. Diluted EPS computations for March 31, 2001 was based on weighted average common shares of 43,006,382, assuming the conversion of 9,302,467 common stock option shares and 2,460,193 common stock warrants. Diluted EPS computations for March 31, 2000 was based on weighted average common shares of 51,132,643, assuming the conversion of 8,217,667 common stock shares and 3,210,193 common stock warrants.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Significant Accounting Policies (continued)
-----------------------------------------------

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

     For the fiscal year ended March 31, 2001, one of the Company's customers represented nearly 25% of revenue and 44% of the accounts receivable. Also, the top ten customers of the Company combined comprised 52% of the total revenues and 60% of the accounts receivable. For the fiscal year ended March 31, 2000, one of the Company's customers represented nearly 18% of the Company's revenues but only 9% of the accounts receivable. Also, the top ten customers of the Company combined comprised 49% of the total revenues and 34% of the accounts receivable.

     Reclassifications

     Certain amounts previously reported have been reclassified in the 2000 financial statements to conform to the 2001 financial statement presentation.

3.   State Reimbursement Program Receivables
--------------------------------------------

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

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   State Reimbursement Program Receivables (continued)
-------------------------------------------------------

     As of March 31, 2001, the Company had claims submitted to the FIPT, under the prior program, totaling $116,287, net of reserves of approximately $175,000. During the year ended March 31, 2001, the Company provided no additional reserves for potential unallowed claims, present value discounts on long-term receivables or actual denials.

     Certain submitted claims have been financed under certain master funding and subcontractor finance agreements. (See Note 6 - Notes Payable).

4.   Property and Equipment
---------------------------

     Property and equipment at March 31, 2001 consisted of the following:

     Computer equipment                                          $     69,636
     Furniture and Fixtures                                             6,627
     Field Equipment                                                   13,438
     Automobiles and other vehicles                                    95,090
     Leasehold improvements                                            21,159
                                                                 ------------
                                                                      205,950

     Less accumulated depreciation and amortization                    79,313
                                                                 ------------

                                                                 $    126,637
                                                                 ============

     Depreciation and amortization of property and equipment approximated $41,000 and $34,000 for the years ended March 31, 2001 and 2000, respectively.

5.   Accrued Expenses
---------------------

     Accrued expenses at March 31, 2001 consisted of the following:

     Compensation and employee benefits                          $   166,957
     Self insurance reserve                                           90,200
     Interest                                                          2,070
     Professional fees                                                36,289
     Local and payroll taxes                                          26,564
     Other                                                            10,927
                                                                ------------
                                                                 $   333,007
                                                                 ===========

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   Notes Payable
------------------
     Notes payable at March 31, 2001 consisted of the following:

     Subcontractor finance agreements with recourse, Tier, Inc., collateralized by specific receivables in connection with the FIPT, with interest at prime
     (8.00% as of March 31, 2001) per annum for 12 months, 5% per annum for the following 6 months and 3% over prime thereafter. The notes will be deemed paid upon the lenders receipt of funds from the FIPT.
                                                                                                   $137,963

     Subcontractor finance agreements with recourse, Environmental Corporation of America, Inc., collateralized by specific receivables in connection with the FIPT, with interest at prime (8.00% as of March 31, 2001) per annum for
     12 months, 5% per annum for the following 6 months and 3% over prime thereafter. The notes will be deemed paid upon the lenders receipt of funds from the FIPT.
                                                                                                    113,114

     Bank Installment Note, secured by the company's assets, dated January 5,
     2001 bearing 10% interest, payable in monthly installments of principal and interest totaling $5,328, with the unpaid principal balance due on January
     5, 2006.                                                                                       243,136

     Bank Installment Note, secured by one of the company's trucks, dated
     January 8, 2001 bearing 9.5% interest, payable in monthly installments of principal and interest totaling $459, with the unpaid principal balance due on January
     8, 2004.                                                                                        13,540

     Bank Installment Note, secured by one of the company's trucks, dated
     December 1, 2000 bearing 9.25% interest, payable in monthly installments of principal and interest totaling $581, with the unpaid principal balance due
     on December 1, 2003.                                                                            16,832

     Bank Installment Note, secured by one of the company's trucks, dated May
     23, 2000 bearing 7.75% interest, payable in monthly installments of principal and interest totaling $460, with the unpaid principal balance due on June 7,
     2005.                                                                                           19,877
                                                                                                   --------

                                                                             Total                 $544,462

                                                              Less Current portion                  306,314
                                                                                                  ---------
                                                                         Long Term                $ 238,148
                                                                                                  =========

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.   Notes Payable (continued)
-----------------------------

     The Company sold receivables, which for financial reporting purposes have been reported as a borrowing transaction, aggregating $251,077 at March 31, 2001, eligible for reimbursement under the FIPT. The Company also entered into subcontractor finance agreements. Under these agreements, the finance companies have funded these receivables which are eligible for reimbursement under the FIPT. Under these agreements, the Company must prepay interest for 12 months based on the prime rate at the time of funding. Also, at the time of funding, the Company must prepay additional interest at a rate of 5% to a reserve account for months 13 through 18. If reimbursement from the FIPT takes more than 18 months, then interest must be prepaid on a quarterly basis at the rate of prime plus 3%. The Company is liable to the finance companies for any reimbursement denials. The Company must pay any denied reimbursements within 10 days of notification. (See Note 3 - State Reimbursement Program Receivables).

7.   Commitments and Contingencies
----------------------------------

     Operating Leases

     The Company leases certain office equipment, transportation equipment and office space under operating leases that expire on various dates through the fiscal year 2005.

     Future minimum annual rental payments are as follows:

                 Year ending March 31,
                 ---------------------

                       02                                     $ 180,580
                       03                                       157,759
                       04                                       139,732
                       05                                        81,510
                                                              ---------

                     Total                                    $ 559,581
                                                              =========

     Total rental expense incurred approximated $239,000 and $259,000 for the years ended March 31, 2001 and 2000, respectively.

     Employment Agreements

     The Company has employment agreements and arrangements with its executive officers and certain management personnel. The agreements generally continue until terminated by the executive or the Company, and some provide severance payments under certain circumstances. Some agreements and arrangements provide the employees with certain additional rights after a Change in Control of the Company occurs. As of March 31, 2001 if all of the employees under contract were to be terminated by the Company without cause under these contracts, the Company's liability would approximate $94,000.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   Commitments and Contingencies  (continued)
----------------------------------------------

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

     Litigation

     The Company is the subject of a lawsuit alleging breach of contract on behalf of the Company. The Company believes it has adequate legal defenses with respect to the action and has and will continue to vigorously defend against the action. However, it is reasonably possible that this action could result in an outcome unfavorable to the Company. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of this action is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations. Management has provided a reserve of $90,200 for this uncertainty.

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

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Related Party Transactions
-------------------------------

     Debt

     On October 29, 1997, the Company borrowed $608,000 from a stockholder's father pursuant to a five-year promissory note, bearing interest at 12% per annum with quarterly principal and interest payments of $40,867, and agreeing to issue 2,666,667 shares of the Company's Common Stock. The balance of $460,851 plus interest of $10,745 was settled for $250,000 on January 17, 2000 with funds provided by a private lender. A $221,596 gain was recognized in fiscal year 2000 on the early extinguishment of this debt.

     In May, 1997, the Company borrowed $72,000 from the mother of a former director and stockholder of the Company. The loan was due upon demand, bearing interest at 12% per annum. The balance of $72,000 plus interest of $22,819 was settled for $40,000 on January 17, 2000 from the Company's internal funds. A $54,819 gain was recognized in fiscal year 2000 on the early extinguishment of this debt.

     Settlements of Debt in Exchange for Stock

     In July, 1995, the Company borrowed $85,000 from the spouse of the Chairman of the Board of Directors. The note was due upon demand, bearing interest at 12% per annum. The note was settled during fiscal year 2000 with a cash payment of $7,500 and issuance of 198,128 shares of the Company's common stock.

9.   Income Taxes
-----------------

     At March 31, 2001 and 2000, the Company had approximately $23,123,000 and $18,709,000 of net operating loss carry-forwards, respectively. The net operating losses begin to expire in the fiscal year ending March 31, 2007. $15,317,000 of the net operating losses has been suspended until after the Company has paid all payroll taxes previously compromised. The remaining net operating losses of approximately $7,806,000 that arose after the IRS settlement date are available to offset future taxable income subject to Internal Revenue Code Section 382 limitation.

     A reconciliation of the provision for income taxes to the federal statutory rate of 34% is as follows:

                                                     2001              2000
                                                     -----            -----

         Tax at statutory rate                         34%              34%
         Alternative Minimum Tax                        0%               2%
         Valuation Allowance                          (34%)            (34%)
                                                     -----            -----

                                                        0%               2%
                                                     =====           ======

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.   Income Taxes (continued)
----------------------------
     The estimated tax effect of significant differences and carry-forwards that give rise to deferred tax assets are as follows:

                                                   2001              2000
                                               -----------       -----------

         Reserves and other accruals           $   228,000       $   117,000
         Federal net operating and
          capital loss carry-forward             2,785,000         1,309,000
         Valuation allowance                    (3,013,000)       (1,426,000)
                                               -----------       -----------


                                               $        --       $        --
                                               ===========       ===========


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

10. Shareholders' Deficit
-------------------------

     Series A Preferred Stock

     The Series A Convertible Preferred Stock (the "Series A"), is entitled to receive cumulative preferential dividends at the rate of $.0512 per share, per annum, payable either in cash or in common stock of the Company. Each share of the Series A non-voting, preferred stock is convertible into five shares of the Company's common stock. The Series A contains certain liquidation rights in the event of any liquidation, dissolution or winding up of the Company. The liquidation value is $.75 per share of Series A, plus any accrued and unpaid dividends. The Company may redeem the Series A Preferred Stock at a price of $.75 per share, in whole or in part, at any time commencing two years after its issuance. The Company's Series A shareholders have preference over Series B and common shareholders in dividends and liquidation rights. At March 31, 2001 and 2000, there were no Series A preferred shares issued or outstanding.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. Shareholders' Deficit (continued)
------------------------------------

     Series B Preferred Stock

     The Series B Convertible Preferred Stock (the "Series B") is not entitled to receive any dividends and has a liquidation value of $.75 per share. Series B shareholders have preference over common shareholders in liquidation rights. The holders of the Series B, except as provided by law, are not entitled to vote upon any matters relating to the business or affairs of the Company except with respect to the election of six directors to the Company's Board of Directors, such directors designated as Series B Directors. The Series B Stock is convertible, subject to an earn-out formula, into a maximum of 10,000,000 shares of common stock. At March 31, 2001 and 2000, there were no Series B preferred shares issued and outstanding.

     Common Stock

     During the fiscal years 2001 and 2000, the Company issued stock related to past due compensation (see Note 16 - Extraordinary Items, Stock Issued for Past Due Compensation). The shares issued were included in the calculations for diluted earnings per share in the year ended March 31, 2001 and 2000:

     On June 4, 1999:

         o The stock option price of 1,637,500 options covered by one of the plans was waived and stocks were issued to the employees holding the options.

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

     On January 17, 2000 the Company signed a two-year $250,000 promissory note with a non-related party, that has subsequently been paid in full. Based on the terms of the original agreement, the Company issued the note holder 1,000,000 shares of Common Stock valued at approximately $22,400.

     On January 31, 2000 the Company issued 603,526 shares of stock to some of its employees as payment of past due unpaid compensation.

     On December 8, 2000 the Company issued 627,500 shares of stock to some of its employees as payment of past due unpaid compensation.

     No options were exercised in the years ended March 31, 2001 and 2000.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10. Shareholders' Deficit (continued)
-------------------------------------

     Earnings per Share
                                        For the Year Ended March 31, 2001     For the Year Ended March 31, 2000
                                      ---------------------------------------------------------------------------
                                        Income         Shares      Per-Share      Loss         Shares     Per-Share
                                       (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)   Amount
                                       -----------  -------------   ------    -----------  -------------   ------
     Income                            $    11,456                               $ 766,206
     Less: Preferred stock dividends            --                                      --
                                       -----------                               ---------
     Basic EPS
       Income allocable to
         Common shareholders           $    11,456    31,466,127 $    nil        $ 766,206    28,103,730 $    .027
                                       ===========    ========== ========        ==========  =========== ==========
     Diluted EPS
     Income allocable to
         Common shareholders           $    11,456    43,006,382 $    nil        $ 766,206    51,132,643 $    .015
                                       ===========    ========== ========        ==========  =========== ==========

     Common stock option shares and common stock warrants which could potentially dilute basic EPS in the future were included in the computation of diluted EPS for March 31, 2001 and 2000. The securities consist of the following:

                                              March 31, 2001                         March 31, 2000
                                      -----------------------------------    -----------------------------------
                                      Price Per-Share        Shares           Price Per-Share       Shares
                                      ---------------     ---------------    ----------------    ---------------
     Potentially issuable common
        shares from the exercise of:
        Employee stock options         $.039-$.06875           9,302,467       $.039-$.06875          8,217,667
        Warrants and options                 $ 2.70            2,460,193      $.0469 - $2.70          3,210,193


11.  Warrants
-------------

     Warrants outstanding to purchase common stock of the Company at March 31,
     2001, consist of the following:
      Common
                                                           Issue         Expiration      Exercise           Stock
                                                            Date            Date           Price           Issuable
                                                          -------    ---------------     --------          --------
         Issued in connection with:
         Line of credit                                    Jul 94             Jan 02        $2.70             175,000
         Line of credit and consulting agreement           Apr 95             Jan 02           (1)          2,285,193
                                                                                                            ---------
                                                                                                            2,460,193

         (1) Warrants are to purchase 761,731 shares of Series A preferred stock. The Series A preferred stock are convertible into 2,285,193 shares of common stock. The exercise price is constantly reset to the 10-day prior trading average price of the Company's common stock up to a maximum exercise price of $2.70 for each share of underlying common stock.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  Stock Option Plans
-----------------------

     The Company has three stock option plans that provide for the granting of stock options to directors, officers and key employees of the Company or its subsidiaries. The objectives of all these plans include furthering the growth of the Company and its subsidiaries by offering incentives to directors, executive officers and other key employees of the Company, to continue to attract and retain the best personnel and to increase the interest of these employees in the Company through additional ownership of its common stock. Under these plans, the Board of Directors determines the option price (not to be less than fair market value for incentive options) at date of grant, whether the options will be non-qualified or incentive options and the timing of how the options will become exercisable.

     Under the January 29, 1993 plan, ("1993 Stock Option Plan") the Company is authorized to grant non-qualified and incentive options for up to 400,000 common shares. The options shall expire no more than 10 years from date of grant. There are no options currently outstanding for this plan which has almost 365,000 shares available.

     On August 15, 1996, the Company established the second stock option plan (the "1996 Stock Option Plan") that provides for the granting of options of up to 2,000,000 shares of the Company's common stock. The options shall expire not more than 20 years from date of grant. In November, 1996, 225,000 options covered by this Plan were granted to three key employees at an exercise price of $1.31. These options expired in November, 1998. During fiscal year 1999, options for an additional 1,737,500 shares were granted under this plan to directors, executive officers and key employees. During June, 1999, the Company waived the option price and issued 1,637,500 of these shares (See Note 10 - Stockholder's Equity).

     On July 11, 2000, the Company established the ECOS Group Inc. 2000 Equity Compensation Plan (the "2000 Equity Compensation Plan") that provides for the granting of options of up to 3,127,186 shares of the Company's common stock. The options shall expire not more than 10 years from date of grant. In December 2000, 963,707 options covered by this Plan were granted to two executive officers and eleven employees at an exercise price of $.0516.

     Other Stock Options

     Outside of any stock option plan, in March 1999, the Company issued an aggregate of 9,705,167 common stock options to its Directors and Officers in payment of past due unpaid compensation.

     Outside of any stock option plan, in December 2000, the Company issued an aggregate of 305,067 common stock options to three key employees in payment of past due unpaid compensation at an exercise price of $.0516.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




12.  Stock Option Plans  (continued)
-----------------------------------

     Other Stock Options (continued)

     The following table reflects all option activity for the years ended March 31, 2001 and 2000:

                                                                Weighted Average                    Weighted Average
                                                 2001           Exercise Price       2000           Exercise Price
                                               -------------    ---------------   -------------     ----------------
     Options outstanding at
      beginning of year                            8,217,667    $      .06839         9,705,167    $        1.25
     Granted                                       1,268,774           .05160           150,000           .06875
     Cancelled                                            --               --         1,637,500           .06875
     Exercised                                            --               --                --               --
     Expired                                         183,974           .06875                --               --
                                               -------------    -------------     -------------    -------------
     Options outstanding at
      end of year                                  9,302,467           .06609         8,217,667           .06839
                                               -------------    -------------     -------------    -------------
     Options exercisable at
      end of year                                  9,302,467    $      .06609         8,217,667    $      .06839
                                               =============    =============     =============    =============
     Price range of options
      outstanding at end of year               $.039-$.06875                     $.039-$0.06875
     Weighted-average remaining
      contractual life of options outstanding        3 Years                            4 Years
     Options available for future
      grants at end of year                        1,858,412                                 --
                                               =============                      =============
     Weighted-average fair value
      of options granted                             185,501    $      .01994           195,909    $      .02384
                                               =============    =============     =============    =============


     The Company has elected to account for the stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the stock options.

     Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been decreased by approximately $65,000 and decreased by approximately $43,000 in 2001 and 2000, respectively. The weighted average fair value of the options granted during 2001and 2000 was estimated using the Black-Scholes option pricing model using the following assumptions:

                                                       2001              2000
                                                       -----            -----

     Risk-free interest rate                            5.4%             6.3%
     Expected life (years)                                 3                4
     Expected volatility                                 35%              33%
     Expected dividends                                 None             None

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




13. Reserve for Restructuring
-----------------------------

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

14. Segment and Related Information
-----------------------------------

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued effective for fiscal years ending after December 15, 1998. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

     The Company has three reportable segments: Industrial Hygiene Practice, Hazardous Substance Practice and Construction/Demolition/Electrical Practice. The Industrial Hygiene Practice provides a comprehensive suite of asbestos and indoor air quality consulting services, including, building inspections, laboratory analysis of building materials, abatement design specifications, industrial hygiene evaluations, lead based paint services, training and expert witness testimony. The Hazardous Substance Practice staff of Geologists, Engineers and other Hazardous Materials staff provide soil and groundwater assessment and remediation, petroleum storage tank management and compliance audits. The Construction/Demolition/Electrical Practice (Construction Practice) provides construction, demolition and electrical services.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit (gross revenues net of subcontractor and other direct expenses) of the respective business units. Segment information for the fiscal years 2001 and 2000 was as follows:

                                                                       2001              2000
                                                                 ---------------   ----------------
                 REVENUES:
                           Industrial Hygiene                      $ 2,706,307          $ 2,609,311
                           Hazardous Substances                      1,874,562            2,433,042
                           Construction                              1,265,957                   --
                                                                   -----------          -----------
                                    Total                          $ 5,846,826          $ 5,042,353

                 GROSS PROFIT:
                           Industrial Hygiene                      $ 1,189,149          $ 1,272,031
                           Hazardous Substances                        685,066              931,715
                           Construction                                298,806                   --
                                                                   -----------          -----------
                                    Total                          $ 2,173,021          $ 2,203,746

     The Company has no significant identifiable assets for the reportable segments.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




15. Sale of Laboratory Assets
-----------------------------

     On June 6, 1997, EE&G sold to an unrelated company, its secured claim to all assets from a previously disposed wet chemistry laboratory operation for total consideration of $110,000. This company subsequently filed under Chapter 11 and defaulted on the note. The Company reclaimed the equipment securing the note from the bankruptcy court. On March 5, 1998, the equipment was resold to an unrelated company for a total consideration of $93,878. The total sales price was payable by a promissory note in the principal amount of $23,878, which note bore interest at 9% per annum payable in equal monthly installments over 12 months from the closing date and an executed service agreement for free lab services valued at $70,000. The note and service agreements were secured by the assets acquired. As of March 5, 1999, the note was in default. Because the collectability was uncertain, the Company recorded a $23,878 bad debt provision in the year ended March 31, 1999. The note was removed from the Company's ledgers in the year ended March 31, 2000.

16.  Other Items
----------------

     Vendor Settlements

     During April, 1996, the Company executed a Composition Agreement with certain of its trade creditors. The Company, due to its limited cash flow situation, began negotiating with these creditors in September, 1995. These creditors formed an Informal Creditors Committee, who hired both legal and accounting professionals. Negotiations were finalized in April, 1996, with over 75% of the creditors accepting a payout of $.20 for each $1.00 of their allowed claim. The payout was made in April, 1996 from funds that the Company had previously put into escrow. The Company recorded a benefit, net of expenses, of approximately $286,000 related to completed vendor settlements for the year ended March 31, 1997. As of March 31, 2000, the Company continues to negotiate with the creditors who rejected the Company's offer and carries a $48,387 provision for creditors who rejected the Company's 1996 offer.

     Early Extinguishment of Debts

     On January 17, 2000 the Company settled a promissory note whose balance was $460,851 plus interest of $10,745 for $250,000 with funds from a private lender. A $221,596 gain was recognized on the early extinguishment of this debt. On the same day, the Company also settled a promissory note whose balance was $72,000 plus interest of $22,819 for $40,000 with the Company's internal funds. A $54,819 gain was recognized in fiscal year 2000 on the early extinguishment of this debt.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




16.  Other Items (continued)
---------------------------

     Stock Issued for Past Due Compensation

     A liability for stock compensation expense of $351,065 was recorded in the year ended March 31, 1999. The liability was subsequently settled by issuance of 9,407,039 shares of common stock valued at $ 44,211. A $306,854 gain was recognized in fiscal year 2000 on the settlement of this accrual and is reflected in the Consolidated Statements of Income under the caption "Settlement of accounts payable and accrued liabilities". The shares issued were included in the calculations for diluted earnings per share in the year ended March 31, 2001 and 2000.

17. Joint Venture with a Foreign Entity
---------------------------------------

     On March 5, 1998, the Company entered into a joint venture with a foreign entity to engage in consulting and management services in France. As of March 31, 1999, the foreign entity was delinquent in its obligations to the Company. In March 2000, the foreign entity paid $26,500 to the Company as a settlement to terminate all relations and obligations between the two companies.

18. Subsequent Events
---------------------

     Compensation of Directors

     Each director who is not an executive officer or employee of the Company is entitled to a fee of $300 per meeting attended. In June 2001, the Board of Directors voted to award common stock options for past due unpaid compensation. Specifically, Wendell R. Anderson received 75,000 shares; Luis De La Cruz received 203,000 shares; Leon S. Eplan received 203,000 shares and Joseph F. Startari received 269,000 shares to purchase common stock of the Corporation at $0.077 per option share. An equal number of options were also issued at $ .105 per option share. All of the shares granted vest immediately.

                                ECOS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




18. Subsequent Events (continued)
--------------------------------

     Share Exchange Agreement

     On June 14, 2001, the Company entered into a Share Exchange agreement with Third Millennium Telecommunications, Inc. a New Jersey corporation ("TMTI"). TMTI, founded in 1997, is a Master Agent for the sales of wireless telecommunications devices and services for MCI Worldcom and Globalstar U.S.A. in all markets where they are sold in the U.S.A. TMTI has become the second largest MCI Worldcom wireless distributor in the U.S.A., through building a network of over 250 retailers nationwide.

     The Share Exchange agreement provides that the Company effect a 1 for 20 reverse stock split prior to Closing with respect to its issued and outstanding Common Stock ("Reverse Split"). The number of authorized shares of Common Stock will remain at 75,000,000 upon completion of the Reverse Split. The agreement also provides that the Company acquire 100% of the outstanding TMTI Common Stock in exchange for the issuance and delivery by the Company of an aggregate of 6,875,000 shares of the Company's Common Stock (on a post-Reverse Split basis). After this issuance TMTI will own 80.7% of the Company's Common Stock (on a post-Reverse Split basis). The agreement also provides for the issuance of 35,000,000 additional shares of the Company's Common Stock to the shareholders of TMTI upon the achievement of certain financial thresholds by TMTI. Simultaneously with the closing of the Share Exchange, the Company will transfer (i) all of the outstanding shares of its wholly-owned subsidiary, EE&G, to certain members of EE&G management and (ii) all of the Company's assets and liabilities to EE&G, in exchange for the cancellation of certain shares of the Company's Common Stock held by members of EE&G management and the termination of options to purchase shares of Common Stock, based on terms and conditions set forth in the document.

     Furthermore and simultaneously with the closing, the current Board of Directors of ECOS will resign and a new Board of Directors will be appointed. The changes described above will constitute a change in control, as the Company will have new management, a new Board of Directors, and a significant shift in equity ownership.