Form 10QSB
period 2001-06-30
ECOS GROUP INC
filed 2001-08-14
CIK 818675

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                                                 ------------

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

Yes  [X]  No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 31, 2001, the Company had a total of 31,899,360 shares of $.012 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes  [ ]      No   [X]

                                ECOS Group, Inc.
                                   Form 10-QSB
                       For the quarter ended June 30, 2001



                                      Index

                                                                                                    Page
Part I - Financial Information
         Item 1.      Financial Statements........................................................    1
         Item 2.      Management's Discussion and Analysis or Plan of Operation...................    7


Part II - Other Information
         Item 6.      Exhibits and Reports on Form 8-K............................................   11


                         Part I - Financial Information

Item 1.  Financial Statements

                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT


To the Board of Directors and Stockholders
ECOS Group, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of ECOS Group, Inc. and Subsidiary as of June 30, 2001 and the related consolidated statements of operations and cash flows for the period from April 1, 2001 through June 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ECOS Group, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the June 30, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles.




MORRISON, BROWN, ARGIZ & COMPANY
Certified Public Accountants
Miami, Florida
August 13, 2001

                                ECOS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                  (See Independent Accountant's Review Report)

                                                                    June 30, 2001      March 31, 2001
                                                                   ----------------    --------------
                                                                      (UNAUDITED)
ASSETS

CURRENT ASSETS
     Cash and equivalents                                             $     58,933      $    124,466
     Accounts receivable, net of allowance
          of $82,884 and $91,139                                         1,131,800         1,404,118
     Prepaid expenses & other assets                                        89,195            93,580
                                                                      ------------      ------------

                  TOTAL CURRENT ASSETS                                   1,279,928         1,622,164

Amounts due under state reimbursement program (Note 3)                        --             116,287
Property and equipment, net                                                121,974           126,637
Goodwill, net of accumulated amortization of $379,230
         and $368,695                                                      210,723           221,258
                                                                      ------------      ------------

                  TOTAL ASSETS                                        $  1,612,625      $  2,086,346
                                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                 $    971,251      $  1,344,213
     Accrued expenses                                                      277,348           333,007
     Notes payable (Note 3)                                                 76,650           306,314
                                                                      ------------      ------------

                  TOTAL CURRENT LIABILITIES                              1,325,249         1,983,534
                                                                      ------------      ------------

Long-term debt, less current portion                                       223,476           238,148


STOCKHOLDERS' EQUITY
     Preferred stock ($.75 liquidation value):
           Series A; $.001 par value, 5,000,000 authorized,
                None issued and outstanding
           Series B convertible; $.001 par value,
                1,000,000 authorized, None issued and outstanding             --                --
     Common stock, $.012 par value; 75,000,000 authorized,
                31,899,360 issued and outstanding                          382,792           382,792
     Additional paid in capital                                         16,568,836        16,568,836
     Accumulated deficit                                               (16,887,728)      (17,086,964)
                                                                      ------------      ------------

                  TOTAL STOCKHOLDERS' EQUITY                                63,900          (135,336)
                                                                      ------------      ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                            $  1,612,625      $  2,086,346
                                                                      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended June 30, 2001 and 2000
                  (See Independent Accountant's Review Report)
                                   (Unaudited)


                                                                Three months ended
                                                                ------------------
                                                              2001              2000
                                                              ----              ----

REVENUE
     Consulting services                                   $ 1,561,664      $ 1,432,239
                                                           -----------      -----------

COSTS OF CONSULTING SERVICES
     Subcontractor expenses                                    520,006          264,690
     Other direct costs and expenses                           574,409          528,163
                                                           -----------      -----------

         TOTAL DIRECT COSTS AND EXPENSES                     1,094,415          792,853
                                                           -----------      -----------

GROSS PROFIT                                                   467,249          639,386
                                                           -----------      -----------

OTHER COSTS AND EXPENSES
     General, administrative and other operating costs         397,173          561,910
     Amounts due under state reimbursement program            (134,790)            --
                                                           -----------      -----------

         TOTAL OTHER COSTS AND EXPENSES                        262,383          561,910
                                                           -----------      -----------

OPERATING INCOME                                               204,866           77,476
                                                           -----------      -----------

OTHER INCOME (EXPENSE)
     Interest, net                                              (5,630)          (4,454)
     Other income (expense), net                                  --               (500)
                                                           -----------      -----------
         TOTAL OTHER INCOME (EXPENSE)                           (5,630)          (4,954)
                                                           -----------      -----------

INCOME BEFORE INCOME TAXES                                     199,236           72,522

INCOME TAXES                                                      --              3,000
                                                           -----------      -----------

NET INCOME                                                 $   199,236      $    69,522
                                                           ===========      ===========

BASIC INCOME PER COMMON SHARE:                             $     0.006      $     0.002
                                                           -----------      -----------

DILUTED EARNINGS PER COMMON SHARE                          $     0.004      $     0.001
                                                           ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                ECOS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three months ended June 30, 2001 and 2000
                  (See Independent Accountant's Review Report)
                                   (Unaudited)

                                                                        2001           2000
                                                                    -----------    -----------
OPERATING ACTIVITIES:
     Net income                                                      $ 199,236      $  69,522
                                                                     ---------      ---------
     Adjustments to reconcile net income to net cash used
      by operating activities:
        Depreciation & amortization                                     23,537         17,870
     Increase in provision for bad debts                                (8,255)         6,332
     Changes in operating assets & liabilities
        Accounts receivable                                            280,573       (302,829)
        Amounts due under state reimbursement program,
            net of related bad debt provisions and Notes Payable      (134,790)          --
        Prepaid expenses & other assets                                  4,385          9,090
        Accounts payable and accrued expenses                         (428,621)        84,832
                                                                     ---------      ---------

     Total adjustments                                                (263,171)      (184,705)
                                                                     ---------      ---------

Net cash (used in) operating activities                                (63,935)      (115,183)
                                                                     ---------      ---------

Investing activities:
     Purchases of property and equipment                                (8,339)       (31,578)
                                                                     ---------      ---------

Net cash (used in) investing activities                                 (8,339)       (31,578)
                                                                     ---------      ---------

Financing activities:
     Proceeds from notes payable                                        20,000         22,680
     Payments on notes payable                                         (13,259)          --
                                                                     ---------      ---------

Net cash provided by financing activities                                6,741         22,680
                                                                     ---------      ---------

Net (decrease) in cash                                                 (65,533)      (124,081)
Cash, beginning of period                                              124,466        168,650
                                                                     ---------      ---------

Cash, end of period                                                  $  58,933      $  44,569
                                                                     =========      =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest                        $   7,225      $   5,904
                                                                     =========      =========

SUPPLEMENTAL SCHEDULE ON NONCASH INVESTING AND FINANCING ACTIVITIES:

     None.


The accompanying notes are an integral part of these consolidated financial statements.

ECOS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

1.   Business and Organization
------------------------------

     ECOS Group, Inc. (the "Company") is engaged, through its wholly-owned subsidiary, Evans Environmental and Geological Science and Management, Inc., in environmental consulting and other environmental related services. The Company is a Florida corporation with its principal office in Miami Lakes, Florida.

2.   Significant Accounting Policies
------------------------------------

     Interim Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of June 30, 2001 has been derived from the audited financial statements as of the period ended March 31, 2001 but does not include all disclosures required by generally accepted accounting principles. Certain amounts previously reported in both the June 30, 2000 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been reclassified to conform to the 2001 financial statement presentation. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2001.

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

     Earnings Per Share. Earnings per share ("EPS") computations were based on weighted average common shares outstanding of 31,899,360 and 31,271,860 for the quarters ended June 30, 2001 and 2000, respectively. Diluted EPS computations for June 30, 2001 were based on weighted average common shares of 44,488,851, assuming the conversion of 10,986,441 common stock option shares and 2,460,193 common stock warrants. Diluted EPS computations for June 30, 2000 were based on weighted average common shares of 42,699,720, assuming the conversion of 8,217,667 common stock option shares and 3,210,193 common stock warrants.

3.   State Reimbursement Program Receivables
--------------------------------------------

     As of March 31, 2001, the Company still had claims submitted in 1995 to the Florida Inland Protection Trust ("FIPT") under the Petroleum Contamination Reimbursement Program, totaling $116,287, net of reserves of approximately $175,000. In 1995, the Company also entered into subcontractor finance agreements for $251,077 of these receivables. These subcontractor finance agreements were included in the Notes Payable as of March 31,2001. During the quarter ended June 30, 2001, the Company exhausted its remaining efforts to collect on the receivables and locate the related finance companies. A $134,790 gain was recognized during the quarter on the extinguishment of the debt and write off of the net receivable.

     Item 2.     Management's Discussion and Analysis or Plan of Operation
     ---------------------------------------------------------------------

     Results of Operations

          In fiscal year 2001, and continuing in the First Quarter 2002, the Company continued to explore a variety of merger and acquisition opportunities as a means of increasing the Company's growth rate. Pursuant to this strategy, on June 14, 2001, the Registrant entered into a Share Exchange Agreement with Third Millennium Telecommunications, Inc., a New Jersey corporation ("TMTI"), TMTI's shareholders and certain members of the Registrant's management. TMTI, founded in 1997, is a Master Agent for the sales of wireless telecommunications devices and services for MCI Worldcom and Globalstar U.S.A. in all markets where they are sold in the United States. TMTI has become the second largest MCI Worldcom wireless distributor in the United States, through building a network of over 250 retailers nationwide.

          The Share Exchange Agreement provides that the Registrant effect a 1 for 20 reverse stock split immediately prior to Closing with respect to its issued and outstanding Common Stock ("Reverse Split"). The number of authorized shares of Common Stock will remain at 75,000,000 upon completion of the Reverse Split. The agreement also provides that the Registrant acquire 100% of the outstanding TMTI common stock in exchange for the issuance and delivery by the Registrant of an aggregate of 6,875,000 shares of the Registrant's Common Stock (on a post-Reverse Split basis) to the shareholders of TMTI. After this issuance, the former shareholders of TMTI will own 80.7% of the Registrant's Common Stock. The agreement also provides for the issuance of 35,000,000 additional shares of the Registrant's Common Stock (on a post-Reverse Split basis) to the shareholders of TMTI upon the achievement of certain financial thresholds by TMTI at any time within three years after the Closing. Simultaneously with the closing of the Share Exchange, the Registrant will transfer (i) all of the outstanding shares of Evans Environmental and Geological Science and Management, Inc. (EE&G"), the Registrant's wholly-owned subsidiary, to certain members of the Registrant's management and (ii) all of the Registrant's assets and liabilities to EE&G, in exchange for the cancellation of certain shares of the Registrant's Common Stock held by members of the Registrant's management and the termination of options to purchase shares of Common Stock, based on terms and conditions set forth in the document.

          Simultaneously with the Closing, the current board of directors and officers of the Registrant will resign and a new board of directors and new officers will be appointed. The changes described above will constitute a change in control, as the Registrant will have new management, a new board of directors, and a significant shift in equity ownership. At Closing, the name of the Registrant will be changed to Third Millennium Telecommunications, Inc.

          The development of the Construction and Electrical Specialists practice ("CES") of EE&G in the First Quarter 2001, has, over the last year, proven to be a cash intensive effort. This type of work typically requires outlay of significant quantities of cash at the outset of projects that may not be recouped until collection on the final invoice for that project some time later. The rapid expansion of the CES practice has significantly impacted the overall cash flow of the Company's operations. During the second quarter of fiscal year 2001, the Company obtained a small line of credit for short term cash flow difficulties and to allow the Company the opportunity to approach larger, potentially more lucrative projects. During the First Quarter 2002, the Company borrowed for several days under this line of credit for similar purposes.

          During the First Quarter 2002, the Company benefited from a one-time event of an extinguishment of debt and write off of the related net receivable ("Net FIPT gain"), (see discussion of this item below). The Company believes that the opportunities for such one-time gains have been largely exhausted and the Company was, during fiscal year 2001 and will continue to be for the remainder of fiscal year 2002, with limited exceptions, dependent solely on operational profits.

     Three months ended June 30, 2001 compared to three months ended June 30,
     2000

          The Company's revenues increased 9.0% to $1,561,664 for the First Quarter 2002 from $1,432,239 for the First Quarter 2001. The increase in revenues is primarily attributable to the CES practice area, established in early fiscal year 2001.

          Direct costs increased 38.0% to $1,094,415 for the First Quarter 2002 from $792,853 for the First Quarter 2001. Direct costs consist of all professional and technical labor, subcontractor, supplies and other revenue generating expenses. This increase in direct costs is attributable to the increased use of subcontractors related to the CES and other practice areas during the First Quarter 2002.

          The Company's gross profit margin decreased to 29.9% for the First Quarter 2002 from 44.6% for the First Quarter 2001. This decrease in gross profit margin is primarily attributable to the increase in the aforementioned CES direct costs. The CES has been awarded larger revenue producing contracts than the other practice areas, but operates at a significantly reduced gross profit margin on those revenues due to the use of relatively large subcontractors.

          As of March 31, 2001, the Company still had claims submitted in 1995 to the Florida Inland Protection Trust ("FIPT") under the Petroleum Contamination Reimbursement Program, totaling $116,287, net of reserves of approximately $175,000. In 1995, the Company also entered into subcontractor finance agreements for these receivables. These subcontractor finance agreements were included in the Notes Payable as of March 31,2001. During the quarter ended June 30, 2001, the Company exhausted its remaining efforts to collect on the receivables and locate the related finance companies. A $134,790 gain was recognized during the quarter on the extinguishment of the debt and write off of the net receivable ("Net FIPT gain").

          General, administrative and other operating costs decreased 53.3% to $262,383 for the First Quarter 2002 compared to $561,910 for the First Quarter 2001. This decrease in general, administrative and other operating costs is due to three adjustments recorded during the First Quarter 2002:
     1) the aforementioned Net FIPT gain of $134,790; 2) a reversal of $47,000 provision for Fiscal 2001 bonuses, which are not expected to be paid and 3) a reduction of $90,000 in accounts payable reserves.

          Net income for the First Quarter 2002 was $199,236, compared to a net income of $69,522 for the First Quarter 2001. The First Quarter 2002 includes the Net FIPT Gain of $134,790, while the First Quarter 2001 included no such gains.

     Liquidity and Capital Resources

          Net cash used in operating activities was $63,935 for the First Quarter 2002, compared to net cash used in operating activities of $115,183 for the First Quarter 2001. Net cash used in investing activities was $8,339 for the First Quarter 2002, compared to net cash used in investing activities of $31,578 for the First Quarter 2001. Net cash provided by financing activities was $6,741 for the First Quarter 2002, compared to net cash provided by financing activities of $22,680 for the First Quarter 2001. Cash in the amount of $9,648 and proceeds from bank loans in the amount of $22,680, for a total amount of $31,578, were used by the Company to purchase property and equipment in the First Quarter 2001.

          The Company had a working capital deficit of $45,321 at the First Quarter 2002, compared with a working capital deficit of $361,370 at March 31, 2000. This decrease in the working capital deficit is primarily attributable to a decrease in short-term notes payable related to the aforementioned FIPT adjustments recorded during the First Quarter 2002. This decrease in working capital deficit of $316,049 reflects a working capital ratio of .97 at the First Quarter 2002 from .82 at March 31, 2001. Historically the Company has experienced capital and liquidity problems and no assurances can be given that such shortages will not negatively impact the Company's operations in the future.

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

     Forward Looking Statements

          This report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Discussions containing forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis or Plan of Operation" as well as in the report generally. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Specifically, this report and the documents incorporated into this report by reference contain forward-looking statements regarding:

          - the Company's expectation that the transaction with TMTI will be consummated;

          - the Company's ability to control its expenditures during fiscal year 2002;

          - the Company's estimates of the manner in which it will fund its current operations and the Company's ability to fund its current operations through March 31, 2002; and

          - the Company's ability to experience sustained and profitable revenue growth in the future.

          These forward-looking statements reflect the Company's current views about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect the Company's actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent the Company from achieving its goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

          - unanticipated adverse findings relating to TMTI during due diligence reviews resulting in the Company's not closing timely or not at all on the pending Share Exchange Agreement with TMTI;

          - changes in legislative enforcement and direction with respect to or affecting the industrial hygiene, hazardous substances, and construction and electrical services practice areas;

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

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8K

     (a)         Exhibits

     23.1        Consent of Morrison, Brown, Argiz & Company.


     (b)         Form 8-Ks

                 None.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ECOS Group, Inc.

     Date:  August 13, 2001           By:  /s/ Charles C. Evans
                                          ------------------------------
                                      Dr. Charles C. Evans
                                      Chairman of the Board

     Date:  August 13, 2001           By:  /s/ Ana Caminas
                                          ------------------------------
                                      Ana Caminas
                                      Chief Financial Officer
                                      On behalf of the Registrant and as
                                      Principal Accounting Officer

                                  Exhibit Index

     Exhibit              Description

     23.1                 Consent of Morrison, Brown, Argiz & Company.