Form 10QSB
period 2001-09-30
THIRD MILLENIUM TELECOMMUNICATIONS INC
filed 2001-11-14
CIK 818675

U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       or

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act

          For the transition period from _____________ to _____________

                        Commission file number 000-16322

                    THIRD MILLENNIUM TELECOMMUNICATIONS, INC
                    ----------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Florida                                          84-1061207
--------------------------------------                  --------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                           Identification No.)

               262 Old New Brunswick Avenue, Piscataway, New Jersey
                    (Address of Principal Executive Offices)

                                 (732) 465-1500
                (Issuer's Telephone Number, Including Area Code)

                                ECOS Group, Inc.
                          14505 Commerce Way, Suite 400
                              Miami, Florida 33016
             (Former Name or Address; if changed since last report)

                Securities registered under Section 12(b) of the
                 Exchange Act: None Securities registered under
                       Section 12(g) of the Exchange Act:
                          Common Stock, $.24 par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 7, 2001, the Company had a total of 8,157,165 shares of $.24 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes           No    X
    -----         -----

                    Third Millennium Telecommunications, Inc.
                                   Form 10-QSB
                               September 30, 2001



                                      Index

                                                                                                               Page
Part I - Financial Information
         Item 1.      Financial Statements................................................................        1
         Item 2.      Management's Discussion and Analysis or Plan of Operation...........................        9


Part II - Other Information
         Item 1.      Legal Proceedings...................................................................       14
         Item 2.      Changes in Securities and Use of Proceeds...........................................       14
         Item 4.      Submission of Matters to a Vote of Security Holders.................................       15
         Item 5.      Other Information...................................................................       15
         Item 6.      Exhibits and Reports on Form 8-K....................................................       16

                         Part I - Financial Information

Item 1.  Financial Statements

                                                          MORRISON, BROWN, ARGIZ
                                                                       & COMPANY



                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                     --------------------------------------


To the Board of Directors and Stockholders
ECOS Group, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of ECOS Group, Inc. and Subsidiary as of September 30, 2001 and the related consolidated statements of operations and cash flows for the six months ended September 30, 2001, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of ECOS Group, Inc. and Subsidiary.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the September 30, 2001 financial statements in order for them to be in conformity with generally accepted accounting principles.



/s/ Morrison, Brown Argiz & Company
-----------------------------------
MORRISON, BROWN, ARGIZ & COMPANY
Certified Public Accountants
Miami, Florida
November 9, 2001

                    THIRD MILLENNIUM TELECOMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                  (See Independent Accountant's Review Report)

                                                                                  September 30, 2001         March 31, 2001
                                                                                 --------------------        --------------
                                                                                      (UNAUDITED)
ASSETS

CURRENT ASSETS
     Cash and equivalents                                                              $       --             $    124,466
     Accounts receivable, net of allowance
          of $0 and $91,139                                                                    --                1,404,118
     Prepaid expenses & other assets                                                           --                   93,580
                                                                                       ------------           ------------

                  TOTAL CURRENT ASSETS                                                         --                1,622,164

Amounts due under state reimbursement program (Note 3)                                         --                  116,287
Property and equipment, net (Note 4)                                                           --                  126,637
Goodwill, net of accumulated amortization of $0
         and $368,695                                                                          --                  221,258
                                                                                       ------------           ------------

                  TOTAL ASSETS                                                         $       --             $  2,086,346
                                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                  $       --             $  1,344,213
     Accrued expenses (Note 5)                                                                 --                  333,007
     Notes payable (Notes 3 and 6)                                                             --                  306,314
                                                                                       ------------           ------------

                  TOTAL CURRENT LIABILITIES                                                    --                1,983,534
                                                                                       ------------           ------------

Long-term debt, less current portion (Notes 3 and 6)                                           --                  238,148
                                                                                       ------------           ------------

COMMITMENTS AND CONTINGENCIES (Note 7)                                                         --                     --
                                                                                       ------------           ------------

STOCKHOLDERS' EQUITY (Note 8) Preferred stock ($.75 liquidation value):
           Series A; $.001 par value, 5,000,000 authorized,
                None issued and outstanding
           Series B convertible; $.001 par value,
                1,000,000 authorized, None issued and outstanding                              --                     --
     Common stock, $.24 par value; 75,000,000 authorized,
               43,157,165 issued and 8,157,165 outstanding September 30, 2001
               1,594,968 issued and outstanding March 31, 2001                            1,957,720                382,792
     Additional paid in capital                                                          14,993,908             16,568,836
     Accumulated deficit                                                                (16,951,628)           (17,086,964)
                                                                                       ------------           ------------

                  TOTAL STOCKHOLDERS' EQUITY                                                   --                 (135,336)
                                                                                       ------------           ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS'
                   DEFICIT                                                             $       --             $  2,086,346
                                                                                       ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                    THIRD MILLENNIUM TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Six months ended September 30, 2001 and 2000
                  (See Independent Accountant's Review Report)
                                   (Unaudited)

                                                                 Three months ended                  Six months ended
                                                               2001            2000               2001             2000
                                                        ----------------  ---------------  ----------------  --------------
REVENUE
     Consulting services                                   $ 1,747,580      $ 1,371,701      $ 3,309,244      $ 2,803,940
                                                           -----------      -----------      -----------      -----------

COSTS OF CONSULTING SERVICES
     Subcontractor expenses                                    443,169          287,395          963,175          552,085
     Other direct costs and expenses                           599,872          506,100        1,174,281        1,034,263
                                                           -----------      -----------      -----------      -----------

         TOTAL DIRECT COSTS AND EXPENSES                     1,043,041          793,495        2,137,456        1,586,348
                                                           -----------      -----------      -----------      -----------


GROSS PROFIT                                                   704,539          578,206        1,171,788        1,217,592
                                                           -----------      -----------      -----------      -----------

OTHER COSTS AND EXPENSES
     General, administrative and other operating costs         596,421          526,428          993,594        1,088,338
     FIPT                                                         --               --           (134,790)            --
                                                           -----------      -----------      -----------      -----------

         TOTAL OTHER COSTS AND EXPENSES                        596,421          526,428          858,804        1,088,338
                                                           -----------      -----------      -----------      -----------

OPERATING INCOME                                               108,118           51,778          312,984          129,254
                                                           -----------      -----------      -----------      -----------

OTHER EXPENSE
     Interest, net                                              (8,104)          (6,277)         (13,734)         (10,731)
     Accounts Payable Settlements                               (3,402)            --             (3,402)            --
     Other expense, net                                           --               --               --               (500)
                                                           -----------      -----------      -----------      -----------

         TOTAL OTHER EXPENSE                                   (11,506)          (6,277)         (17,136)         (11,231)
                                                           -----------      -----------      -----------      -----------

INCOME BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                                     96,612           45,501          295,848          118,023

INCOME TAXES                                                      --              3,000             --              6,000
                                                           -----------      -----------      -----------      -----------

INCOME BEFORE EXTRAORDINARY ITEM                                96,612           42,501          295,848          112,023

EXTRAORDINARY ITEM:
Loss on Disposition of Subsidiary                             (160,512)            --           (160,512)            --
                                                           -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                          $   (63,900)     $    42,501      $   135,336      $   112,023
                                                           ===========      ===========      ===========      ===========

BASIC INCOME PER COMMON SHARE:
     Income Before Extraordinary Item                      $     0.061      $     0.027      $     0.186      $     0.072
                                                           ===========      ===========      ===========      ===========
     Extraordinary Item                                    $    (0.101)     $     0.000      $    (0.101)     $     0.000
                                                           ===========      ===========      ===========      ===========
     Net Income (Loss)                                     $    (0.040)     $     0.027      $     0.085      $     0.072
                                                           ===========      ===========      ===========      ===========

DILUTED EARNINGS PER COMMON SHARE

     Income Before Extraordinary Item                      $     0.043      $     0.021      $     0.132      $     0.055
                                                           ===========      ===========      ===========      ===========
     Extraordinary Item                                    $    (0.072)     $     0.000      $    (0.072)     $     0.000
                                                           ===========      ===========      ===========      ===========
     Net Income (Loss)                                     $    (0.029)     $     0.021      $     0.060      $     0.055
                                                           ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    THIRD MILLENNIUM TELECOMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six months ended September 30, 2001 and 2000
                  (See Independent Accountant's Review Report)
                                   (Unaudited)

                                                                             2001                2000
                                                                             ----                ----

OPERATING ACTIVITIES:
     Net income                                                           $ 135,336           $ 112,023
                                                                          ---------           ---------
     Adjustments to reconcile net income to net cash used
      by operating activities:
        Depreciation & amortization                                          49,775              37,723
     Increase in provision for bad debts                                     (5,412)             13,530
     Loss on Disposition of Subsidiary                                      160,512                --
     Changes in operating assets & liabilities
        Accounts receivable                                                 137,922            (385,852)
        Amounts due under state reimbursement program,
            net of related bad debt provisions and Notes Payable           (134,790)               --
        Prepaid expenses & other assets                                      36,954             (10,079)
        Accounts payable and accrued expenses                              (556,677)             89,260
                                                                          ---------           ---------

     Total adjustments                                                     (311,716)           (255,418)
                                                                          ---------           ---------

Net cash used in operating activities                                      (176,380)           (143,395)
                                                                          ---------           ---------

Investing activities:
     Purchases of property and equipment                                    (43,215)            (65,866)
                                                                          ---------           ---------

Net cash used in investing activities                                       (43,215)            (65,866)
                                                                          ---------           ---------

Financing activities:
     Proceeds from related party notes payable                                 --                19,190
     Proceeds from notes payable                                            123,918              22,680
     Payments on notes payable                                              (28,789)               (863)
                                                                          ---------           ---------

Net cash provided by financing activities                                    95,129              41,007
                                                                          ---------           ---------

Net decrease in cash                                                       (124,466)           (168,254)
Cash, beginning of period                                                   124,466             168,650
                                                                          ---------           ---------

Cash, end of period                                                       $    --             $     396
                                                                          =========           =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest                             $  15,630           $  12,728
                                                                          =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

THIRD MILLENNIUM TELECOMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

1.   Business and Organization

     ECOS Group, Inc. (the "Predecessor Company") was in engaged, through its wholly-owned subsidiary, Evans Environmental and Geological Science and Management, Inc. ("EE&G"), in the environmental business from 1993 through September 30, 2001. On September 30, 2001, the Predecessor Company closed on a share exchange transaction with Third Millennium Telecommunications, Inc. ("TMTI", "Successor Company" or "Registrant"). As a result of this transaction, the Registrant will no longer be involved in its current business of providing environmental-related services. In connection with the share exchange agreement, any assets and liabilities of the Predecessor Company existing up to the date of closing were transferred to EE&G and EE&G was then split off from the Predecessor Company on September 30, 2001. The Financial Statements presented herein have been adjusted to reflect this portion of the transaction.

     Also on September 30, 2001, the Predecessor Company acquired all of the issued and outstanding shares of TMTI pursuant to a share exchange agreement. TMTI is involved in the business of wholesale activation of cellular phones and logistics and fulfillment of internet retailers. TMTI is a value added wholesaler in the wireless markets focusing its efforts on expanding its distribution network through its dealer program in the Metropolitan New York market to include retailers throughout the continental United States. The Financial Statements presented herein have not been adjusted to reflect this portion of the transaction, but rather, the Financial Statements of TMTI, are presented in their entirety in
     Exhibit 99.1 - Third Millenium Telecommunications, Inc. September 30, 2001 Financial Statements.

     On September 30, 2001 ECOS Group Inc. changed its corporate name to Third Millennium Telecommunications, Inc. (the "Successor Company"). This name will more suitably reflect the Company's future plan of operations to provide telecommunications services. The company is a Florida corporation with its principal offices in Piscataway, New Jersey.

2.   Significant Accounting Policies

     Interim Financial Statements. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of September 30, 2001 has been derived from the audited financial statements as of March 31, 2001 but does not include all disclosures required by generally accepted accounting principles. Certain amounts previously reported in both the September 30, 2000 Consolidated Statement of Operations and Consolidated Statement of Cash Flows have been reclassified to conform to the 2001 financial statement presentation. In the opinion of management, these statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation for the periods presented. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the period ended March 31, 2001.

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

     Earnings Per Share. The Registrant effected a 1 for 20 reverse stock split immediately prior to the Closing of the Share Exchange Agreement with respect to its issued and outstanding Common Stock ("Reverse Split"). Earnings per share ("EPS") computations were based on weighted average common shares outstanding of 1,594,968 and 1,563,593 for the quarters ended September 30, 2001 and 2000, respectively. These calculations have been based on a post split basis. Diluted EPS computations for September 30, 2001 were based on weighted average common shares of 2,236,790 assuming the conversion of 540,123 common stock option shares and 123,010 common stock warrants. Diluted EPS computations for September 30, 2000 were based on weighted average common shares of 2,028,017, assuming the conversion of 401,685 common stock option shares and 160,510 common stock warrants.

3.   State Reimbursement Program Receivables

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

4.   Property and Equipment

     In connection with the share exchange agreement, Property and Equipment of the Predecessor Company as of the date of closing were transferred to EE&G and EE&G was then split off from the Predecessor Company on September 30, 2001. As of October 1, 2001 the Successor Company had $47,311 Property and Equipment, net of accumulated depreciation. (See Exhibit 99.1 - Third Millenium Telecommunications, Inc. September 30, 2001 Financial Statements,
     Note 6).

5.   Accrued Expenses

     In connection with the share exchange agreement, Accounts Payable and Accrued Expenses of the Predecessor Company existing up to the date of closing were transferred to EE&G and EE&G was then split off from the Predecessor Company on September 30, 2001. As of October 1, 2001 the Successor Company had the following Liabilities (See Exhibit 99.1 - Third Millenium Telecommunications, Inc. September 30, 2001 Financial Statements):

             Accounts Payable and accrued expenses               $1,056,095
             Accrual Related to Contractual dispute              $  507,296
             Accrued salaries and payroll taxes                  $   20,093

6.   Notes Payable

     In connection with the share exchange agreement, Notes Payable of the Predecessor Company as of the date of closing were transferred to EE&G and EE&G was then split off from the Predecessor Company on September 30, 2001. As of October 1, 2001 the Successor Company had $130,000 Line of credit outstanding. (See Exhibit 99.1 - Third Millenium Telecommunications, Inc. September 30, 2001 Financial Statements, Note 7).

7.   Commitments and Contingencies

     In connection with the share exchange agreement, all liabilities, commitments and contingencies of the Predecessor Company as of the date of closing were transferred to EE&G and EE&G was then split off from the Predecessor Company on September 30, 2001. As of October 1, 2001 the Successor Company had $130,000 Line of credit outstanding. (See Exhibit
     99.1 - Third Millenium Telecommunications, Inc. September 30, 2001 Financial Statements, Note 9).

8.   Common Stock

     In connection with the share exchange agreement, which closed on September 30, 2001, the following events took place:

     o The Registrant effected a 1 for 20 reverse stock split immediately prior to Closing with respect to its issued and outstanding Common Stock. The number of authorized shares of Common Stock will remain at 75,000,000 upon completion of the Reverse Split.

     o The Registrant acquired 100% of the outstanding TMTI common stock in exchange for the issuance and delivery by the Registrant of an aggregate of 6,875,000 shares of the Registrant's Common Stock (on a post-Reverse Split basis) to the shareholders of TMTI. After this issuance, the former shareholders of TMTI own 80.7% of the Registrant's Common Stock.

     o The Registrant issued 35,000,000 additional shares of the Registrant's Common Stock (on a post-Reverse Split basis) to the shareholders of TMTI under a performance earn-out provision. Under this performance earn-out provision, TMTI must achieve at least $3,000,000 in revenues and $150,000 in net income plus the then remaining unpaid balance of TMTI's contingent obligation to MCI Worldcom, each over the same trailing 3-month period at any time beginning after the date of Closing and ending three years after the date of Closing. If TMTI does not achieve the financial performance thresholds within the specified three-year period, the shareholders of TMTI will not receive the additional 35,000,000 shares of Common Stock.

     o The Registrant transfered (i) all of the outstanding shares of Evans Environmental and Geological Science and Management, Inc. (EE&G"), the Registrant's wholly-owned subsidiary, to certain members of the Registrant's management and (ii) all of the Registrant's assets and liabilities to EE&G. In consideration for such acquisition, the Registrant's management delivered to the Registrant for termination
          (i) 6,259,385 shares of the Common Stock (on a pre-Reverse Stock Split basis) and (ii) options held by EE&G Management to purchase 6,009,385 shares of Common Stock (on a Pre-Reverse Split basis).

     o The current board of directors and officers of the Registrant resigned and a new board of directors and new officers were appointed.

     o The Registrant changed its name from ECOS Group, Inc. to Third Millennium Telecommunications, Inc.

     After the close of the transaction, the Registrant had 8,157,165 shares of Common Stock issued and outstanding, of which 6,875,000 shares are held by the eight current shareholders of TMTI. After giving effect to (i) the issuance of the Exchange Shares, (ii) the cancellation of shares of Common Stock and options held by certain of the Shareholders and (iii) the Reverse Stock Split which is described below, The shares held by the TMTI shareholders will represent 84.3% of the total issued and outstanding Common Stock, and shareholders of the Registrant prior to the Share Exchange hold 1,281,999 shares after the transaction, representing 15.7% of the issued and outstanding Common Stock.The changes described above constitute a change in control, as the Registrant will have new management, a new board of directors, and a significant shift in equity ownership.

9.   Stock Option Plans

     ECOS Group, Inc. accomplished a one for 20 reverse stock split effective prior to the closing of the Share Exchange Agreement so that, after the Closing, certain shareholders of the Registrant who owned shares prior to the closing have the right to purchase an additional 362,664 shares of common stock upon the exercise of certain warrants and options that were outstanding prior to the closing. Extensions were granted to employees still holding unexercised options as of the closing of the Share Exchange Agreement to September 30, 2002.

     Item 2.     Management's Discussion and Analysis or Plan of Operation

     Results of Operations

                  ECOS Group, Inc. (the "Predecessor Company") was in engaged, through its wholly-owned subsidiary, Evans Environmental and Geological Science and Management, Inc. ("EE&G"), in the environmental business from 1993 through September 30, 2001. In fiscal year 2001, and continuing in the Second Quarter 2002, the Predecessor Company continued to explore a variety of merger and acquisition opportunities as a means of increasing the Company's growth rate. On September 30, 2001, the Predecessor Company acquired all of the all of the issued and outstanding shares of Third Millennium Telecommunications, Inc. ("TMTI") pursuant to a Share Exchange Agreement. TMTI is involved in the business of wholesale activation of cellular phones and logistics and fulfillment of internet retailers. TMTI is a value added wholesaler in the wireless markets focusing its efforts on expanding its distribution network through its dealer program in the Metropolitan New York market to include retailers throughout the continental United States.

                  Based upon the Share Exchange Agreement the Registrant effected a 1 for 20 reverse stock split immediately prior to Closing with respect to its issued and outstanding Common Stock ("Reverse Split"). Although the number of authorized shares of Common Stock remained at 75,000,000 upon completion of the Reverse Split. The Registrant acquired 100% of the outstanding TMTI common stock in exchange for the issuance and delivery by the Registrant of an aggregate of 6,875,000 shares of the Registrant's Common Stock (on a post-Reverse Split basis) to the shareholders of TMTI. After this issuance, the former shareholders of TMTI own 80.7% of the Registrant's Common Stock. 35,000,000 additional shares of the Registrant's Common Stock (on a post-Reverse Split basis) was issued to the shareholders of TMTI upon the achievement of certain financial thresholds by TMTI at any time within three years after the Closing. Simultaneously with the closing of the Share Exchange, the Registrant will transfer (i) all of the outstanding shares of Evans Environmental and Geological Science and Management, Inc. (EE&G"), the Registrant's wholly-owned subsidiary, to certain members of the Registrant's management and (ii) all of the Registrant's assets and liabilities to EE&G, in exchange for the cancellation of certain shares of the Registrant's Common Stock held by members of the Registrant's management and the termination of options to purchase shares of Common Stock, based on terms and conditions set forth in the document.

                  Simultaneously with the Closing, the current board of directors and officers of the Predecessor Company resigned and a new board of directors and new officers were appointed. The changes described above constitute a change in control, as the Registrant has a new management, a new board of directors, and a significant shift in equity ownership. Also concurrently with the share exchange agreement, the registrant changed its corporate name to Third Millennium Telecommunications, Inc. (the "Successor Company"). This name will more suitably reflect the Company's future plan of operations to provide telecommunications services. The company is a Florida corporation with its principal offices in Piscataway, New Jersey.

     Three months ended September 30, 2001 compared to three months ended September 30, 2000

                 The Predecessor Company's revenues increased 27.4% to $1,747,580 for the quarter ended September 30, 2001 ("Second Quarter 2002") from $1,371,701 for the quarter ended September 30, 2000 ("Second Quarter 2001"). The increase in revenues is primarily attributable to the Construction and Electrical Services ("CES") practice area, established in early fiscal year 2001.

                 Direct costs increased 31.4% to $1,043,041 for the Second Quarter 2002 from $793,495 for the Second Quarter 2001. Direct costs consist of all professional and technical labor, subcontractor, supplies and other revenue generating expenses. This increase in direct costs is attributable to the increased use of subcontractors related to the CES and other practice areas during the Second Quarter 2002.

                 The Company's gross profit margin decreased to 40.3% for the Second Quarter 2002 from 42.2% for the Second Quarter 2001. This decrease in gross profit margin is primarily attributable to the increase in the aforementioned CES direct costs. The CES has been awarded larger revenue producing contracts than the other practice areas, but operates at a significantly reduced gross profit margin on those revenues due to the use of relatively large subcontractors.

                 General, administrative and other operating costs increased by $69,993 or 13.3% to $596,421 for the Second Quarter 2002 compared to $526,428 for the Second Quarter 2001. This was due to an increase in Sales expenses of $34,000 and an increase in legal fees, primarily associated with the Share Exchange Agreement.

                  Pursuant to the Share Exchange, the Predecessor Company transferred all of the outstanding shares of Evans Environmental and Geological Science and Management, Inc. ("EE&G"), the Registrant's wholly-owned subsidiary, to certain members of the Registrant's management and (ii) all of the Registrant's assets and liabilities to EE&G, in exchange for the cancellation of certain shares of the Registrant's Common Stock held by members of the Registrant's management and the termination of options to purchase shares of Common Stock, based on terms and conditions set forth in the document. A loss on disposition of EE&G in the amount of $160,512 was recognized in the Second Quarter 2001.

                 Net loss for the Second Quarter 2002 was $63,900, compared to a net income of $42,501 for the Second Quarter 2001. The Second Quarter 2002 includes the loss on disposition of EE&G of $160,512, while the Second Quarter 2001 included no such loss.

     Six months ended September 30, 2001 compared to six months ended September 30, 2000

                 The Predecessor Company's revenues increased 18.0% to $3,309,244 for the six months ended September 30, 2001 ("Year to date 2002") from $2,803,940 for the six months ended September 30, 2000 ("Year to date 2001"). $392,000 of the increase in revenues is attributable to the CES practice area, established in early fiscal year 2001 and $145,000 of the increase is attributable to increased volume in the Industrial Hygiene practice area.

                 Direct costs increased 34.7% to $2,137,456 for Year to date 2002 from $1,586,348 for Year to date 2001. Direct costs consist of all professional and technical labor, subcontractor, supplies and other revenue generating expenses. This increase in direct costs is attributable to the increased use of subcontractors and increased direct costs related to the CES practice areas during Year to date 2002.

                 The Predecessor Company's gross profit margin decreased to 35.4% for Year to date 2002 from 43.4% for Year to date 2001. This decrease in gross profit margin is primarily attributable to the increase in the aforementioned CES direct costs. The CES has been awarded larger revenue producing contracts than the other practice areas, but operates at a significantly reduced gross profit margin on those revenues due to the use of relatively large subcontractors.

                 As of March 31, 2001, the Predecessor Company still had claims submitted in 1995 to the Florida Inland Protection Trust ("FIPT") under the Petroleum Contamination Reimbursement Program, totaling $116,287, net of reserves of approximately $175,000. In 1995, the Company also entered into subcontractor finance agreements for these receivables. These subcontractor finance agreements were included in the Notes Payable as of March 31,2001. During year to date 2002, the Company exhausted its remaining efforts to collect on the receivables and locate the related finance companies. A $134,790 gain was recognized during the quarter ended June 30, 2001 on the extinguishment of the debt and write off of the net receivable ("Net FIPT gain").

                 General, administrative and other operating costs decreased 21.1% to $858,804 for Year to date 2002 compared to $1,088,338 for Year to date 2001. This decrease in general, administrative and other operating costs is due to three items: 1) the aforementioned Net FIPT gain of $134,790 was recorded in the quarter ended June 30, 2001; 2) Year to date 2001 includes $64,000 bonus provision, while no provision has been made in Year to date 2002 and 3) a reduction of $74,000 in accounts payable reserves. These three items are offset by an increase of $77,000 in sales related expenses during the Year to date 2002 as compared to Year to date 2001.

                  Pursuant to the Share Exchange, the Predecessor Company transferred all of the outstanding shares of Evans Environmental and Geological Science and Management, Inc. ("EE&G"), the Registrant's wholly-owned subsidiary, to certain members of the Registrant's management and (ii) all of the Registrant's assets and liabilities to EE&G, in exchange for the cancellation of certain shares of the Registrant's Common Stock held by members of the Registrant's management and the termination of options to purchase shares of Common Stock, based on terms and conditions set forth in the document. A loss on disposition of EE&G in the amount of $160,512 was recognized in Year to date 2002.

                 Net income for the Year to date 2002 was $135,336, compared to a net income of $112,023 for the Year to date 2001. The Year to date 2002 includes the Net FIPT Gain of $134,790 and the $160,512 loss on disposition of EE&G.

     Liquidity and Capital Resources

                 Net cash used in operating activities was $176,380 for Year to date 2002, compared to net cash used in operating activities of $143,395 for Year to date 2001. Net cash used in investing activities was $65,866 for Year to date 2002, compared to net cash used in investing activities of $43,215 for Year to date 2001. Net cash provided by financing activities was $95,129 for Year to date 2002, compared to net cash provided by financing activities of $41,007 for Year to date 2001. Cash in the amount of $19,297 and proceeds from bank loans in the amount of $23,918, for a total amount of $43,215, were used by the Company to purchase property and equipment in Year to date 2002. Cash in the amount of $43,186 and proceeds from bank loans in the amount of $22,680, for a total amount of $65,866, were used by the Company to purchase property and equipment in Year to date 2001.

                 Prior to recording the transactions related to the share exchange agreement, the Predecessor Company had a working capital deficit of $45,320 at September 30, 2001, compared with a working capital deficit of $361,370 at March 31, 2000. This decrease in the working capital deficit is primarily attributable to a decrease in short-term notes payable related to the aforementioned FIPT adjustments recorded during the Second Quarter 2002. This decrease in working capital deficit of $316,049 reflects a working capital ratio of 1.03 at September 30, 2002 from .82 at March 31, 2001.

                 The Sucessor Company has no major material commitments for capital expenditures.

                 The Company intends to fund its new operations from a combination of cash on hand, cash generated from operations, potential increased sales, as well as the use of an established bank line of credit. These sources of capital are expected to fund the Successor Company's operations through March 31, 2002. The Company believes that it can experience sustained and profitable revenue growth in the future, although no assurances can be given. However, if the Successor Company does not continue its profitability, or it cannot obtain alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Successor Company. The Successor Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Successor Company.

     Forward Looking Statements

                  This Information Statement, including the exhibits, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Shareholders can identify these forward-looking statements by the words "expects," "projects," "estimates," "believes," "anticipates," "intends," "plans," "budgets," "predicts," and similar expressions. Discussions containing forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis or Plan of Operation" as well as in the report generally. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

                  The Company has based the forward-looking statements relating to its operations on its current expectations, estimates and projections about the Company and the industry in general. Forward-looking statements relating to the operations of TMTI are based on the current expectations and estimates of TMTI's management about TMTI and the industry in which it operates. The Company and TMTI have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, actual outcomes and results may differ materially from what the Company or TMTI has expressed or forecast in the forward-looking statements. The Company also cautions its shareholders that these statements are not guarantees of future performance and involve risks and uncertainties that the Company and TMTI cannot predict. The risks and uncertainties that may affect the operations, performance, development and results of TMTI's business include:

          o TMTI's ability to develop and implement operational and financial systems to manage rapidly growing operations;
          o competition from others in the wireless telecommunication promotions market;
          o    TMTI's limited operating history;
          o    the sales and marketing of wireless telecommunications products;
          o changes in TMTI's businesses resulting from consolidation in the wireless telecommunications industry;
          o the inability of TMTI to accomplish its strategic objectives, including the expansion of its sales and marketing activities;
          o changes in demand for wireless communications products; and adverse conditions in the capital markets or in the general economy.

                 These forward-looking statements reflect the Company's current views about future events and are subject to risks, uncertainties and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect the Company's actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent the Company from achieving its goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

          o    sudden loss of one of the Company's major sales contracts;
          o    natural disasters such as hurricanes and tornadoes;
          o    sudden loss of key personnel;
          o changes with respect to the Company's competitors or the market for wholesale cellular phones activations; and
          o decisions by the Company's lenders to demand the repayment of the Company's indebtedness.

Part II - Other Information

     Item 1.  Legal Proceedings

                  In connection with the share exchange agreement, the liability related to the litigation with the Housing Authority of St. Petersburg discussed in Item 3 of the Predecessor Company's 10-KSB report dated March 31, 2001 was transferred to EE&G. EE&G was then split off from the Predecessor Company on September 30, 2001.

     Item 2.  Changes in Securities and Use of Proceeds

                  In connection with the share exchange agreement, the names of the persons who acquired control as a result of such transaction are Michael Galkin, who acquired 2,962,369 shares of common stock of the Registrant and the right, if certain performance criteria are met, to acquire an additional 15,480,530 shares of common stock and Robert Menaker, who acquired 1,974,913 shares of common stock of the Registrant and the right, if certain performance criteria are met, to acquire an additional 10,320,354 shares of common stock. As a result, Michael Galkin is the holder of 36.3 % of the outstanding common stock, based on 8,157,165 shares outstanding on September 30, 2001, and he will be the beneficial holder of 42.4% of the outstanding shares of common stock if the performance criteria are met and Mr. Menaker is the holder of 24.2% of the outstanding common stock and he will be the beneficial holder of 28.3% of the outstanding shares of common stock if the performance criteria are met.

                  Messrs Galkin and Menaker acquired such shares as a result of a share exchange agreement dated June 14, 2001 pursuant to which the Registrant acquired from the shareholders of Third Millennium Telecommunications, Inc. ("TMTI") (including Messrs. Galkin and Menaker) all of the issued and outstanding shares of TMTI's common stock, par value $.001 per share (the "TMTI Common Stock"). In exchange for the TMTI Common Stock, the Registrant issued to the shareholders of TMTI an aggregate of 6,875,000 post-reverse stock split shares (the "Exchange Shares") of the Registrant's common stock, par value $.012 per share (the "Common Stock"). Simultaneous with the closing of this transaction, which occurred on September 30, 2001, the Registrant amended its Certificate of Incorporation to increase the par value of shares of common stock to $.24 per share. After giving effect to (i) the issuance of the Exchange Shares, (ii) the cancellation of shares of Common Stock and options held by certain of the Shareholders and (iii) the Reverse Stock Split which is described below, the Registrant has 8,157,165 shares of Common Stock issued and outstanding, of which 6,875,000 shares will be held by the eight current shareholders of TMTI. The shares held by the TMTI shareholders represent 84.3% of the total issued and outstanding Common Stock, and shareholders of the Registrant prior to the Share Exchange hold 1,282,165 shares after the transaction, representing 15.7% of the issued and outstanding Common Stock.

                  In addition to the Share Exchange, the Share Exchange Agreement also provided for the issuance by the Registrant of 35,000,000 shares of Common Stock (on a post-Reverse Stock Split basis) to the shareholders of TMTI upon the achievement of certain financial performance thresholds. Under these performance earn-out provisions, TMTI, as a wholly owned subsidiary of ECOS, must achieve at least $3,000,000 in revenues and $150,000 in net income plus the then remaining unpaid balance of TMTI's contingent obligation to MCI Worldcom, each over the same trailing 3-month period at any time beginning after the date of Closing and ending three years after the date of Closing. If TMTI does not achieve the financial performance thresholds within the specified three-year period, the shareholders of TMTI will not receive the additional 35,000,000 shares of Common Stock.

     Item 4.  Submission of Matters to a Vote of Security Holders

                 The Board of Directors of the Company approved Actions One through Three listed below on August 15, 2001. Of the 31,899,360 shares of Common Stock issued and outstanding and entitled to vote by written consent on that date, shareholders owning more than 50% of the issued and outstanding Common Stock, approved the above actions by written consent taken without a meeting pursuant to Section 607.0704 of Florida Business Corporation Act.

          1. Pursuant to a Share Exchange Agreement, dated June 14, 2001, as amended, (a) to acquire all of the issued and outstanding common stock of TMTI in exchange for 6,875,000 shares of Common Stock (the "Share Exchange") and additional shares of Common Stock upon the achievement of certain performance thresholds by TMTI, and
               (b) to transfer (i) all of the issued and outstanding capital stock of Evans Environmental and Geological Science and Management, Inc. ("EE&G"), the Company's wholly-owned subsidiary, to members of the Company's management and certain Company employees ("EE&G Management"), and (ii) all assets and liabilities of the Company to EE&G, in exchange for shares of Common Stock and the cancellation of options and warrants held by EE&G Management (the "Split Off").

          2. To effect a 1-for-20 reverse stock split on the Company's issued and outstanding Common Stock (the "Reverse Stock Split").

          3. To amend the Company's Articles of Incorporation to (i) maintain the authorized shares of the Common Stock at 75,000,000 shares on a post-reverse stock split basis, and (ii) change the Company's name from ECOS Group, Inc. to Third Millennium
               Telecommunications, Inc.

     Item 5.     Other Information

                  In connection with and pursuant to the Share Exchange Agreement, all of the Registrant's former directors and officers resigned effective September 30, 2001. Michael Galkin and Robert Menaker were designated as the Board of Directors of the Registrant. The Registrant has not been made aware of any disagreements by any directors with any matter relating to the Registrants operations, policies or practices.

     Item 6.  Exhibits and Reports on Form 8K

     (a)      Exhibits

     23.1     Consent of Morrison, Brown, Argiz & Company.

     23.2     Consent of Sobel & Co., LLC

     99.1 Financial Statements of Third Millennium Telecommunications, Inc. for the nine months ended September 30, 2001.

     (b)       Form 8-Ks

     August 23, 2001       Share Exchange Agreement with Third Millennium
                           Telecommunications, Inc. dated June 14, 2001

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Third Millennium Telecommunications, Inc.

     Date:  November 13, 2001          By:  /s/ Robert Menaker
                                           -------------------------
                                       Robert Menaker
                                       Chief Executive Officer

     Date:  November 13, 2001          By:  /s/ Michael Galkin
                                           ---------------------------
                                       Michael Galkin
                                       Chief Financial Officer
                                       On behalf of the Registrant and as
                                       Principal Accounting Officer

                                  Exhibit Index

     Exhibit              Description
     -------              -----------

23.1 Consent of Morrison, Brown, Argiz & Company.

23.2 Consent of Sobel & Co., LLC

99.1 Financial Statements of Third Millennium Telecommunications, Inc. for the nine months ended September 30, 2001.