Form 10QSB
period 2001-12-31
THIRD MILLENIUM TELECOMMUNICATIONS INC
filed 2002-02-14
CIK 818675

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB
(Mark One)
[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
          For the quarterly period ended December 31, 2001
                                         -----------------

[ ]  Transition report pursuant to Section 13 or 15(d) of the Exchange Act
          For the transition period from ____________to _______________

                       Commission file number  000-16322

                   THIRD MILLENNIUM TELECOMMUNICATIONS, INC.
 ----------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Florida                               84-1061207
     ------------------------------------        ------------------------
       (State or Other Jurisdiction of              (I. R. S. Employer
        Incorporation or Organization)              Identification No.)

             262 Old New Brunswick Avenue, Piscataway, New Jersey
                   (Address of Principal Executive Offices)

                               (732) 465-1500
               (Issuer's Telephone Number, Including Area Code)


              (Former name, former address of former fiscal year,
                       if changed since last report)

              Securities registered under Section 12(b) of the
                             Exchange Act: None
        Securities registered under Section 12(g) of the Exchange Act:
                       Common Stock,  $.001 par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No _____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 5, 2002, the Company had a total of 8,157,165 shares of $.001 par value Common Stock Outstanding.

Transition Small Business Disclosure Format  (Check one):
Yes _____ No __X__

                   Third Millennium Telecommunications, Inc.
                                Form 10-QSB
                             December 31, 2001





                                  Index


Part I -- Financial Information


    Item 1.   Financial Statements  ......................................  3
    Item 2.   Management's Discussion and Analysis or Plan of Operation...  9


Part II - Other Information
    Item 1.   Legal Proceedings ........................................   14
    Item 2.   Changes in Securities and Use of Proceeds ................   14
    Item 4.   Submission of Matters to a Vote of Security Holders ......   14
    Item 5.   Other Information ........................................   14
    Item 6.   Exhibits and Reports on Form 8-K .........................   14

                   THIRD MILLENNIUM TELECOMMUNICATIONS, INC.
                          CONDENSED BALANCE SHEET
                             December 31, 2001
                                (Unaudited)


ASSETS



 CURRENT ASSETS:
   Cash and cash equivalents                                 $    34,733
   Cash - restricted                                              75,217
   Accounts receivable                                         1,720,148
   Merchandise inventories                                       247,667
                                                             -------------
      Total Current Assets                                     2,077,765

 PROPERTY AND EQUIPMENT, Net                                      62,147
                                                             -------------
                                                             $ 2,139,912
                                                             =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:

   Accounts payable and accrued expense                      $ 1,793,603
   Accrual related to contractual dispute                        360,944
   Accrued salaries and payroll taxes                              8,935
   Line of credit agreement                                      200,000
                                                             -------------
      Total Current Liabilities                                2,363,482


COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' DEFICIENCY:
   Preferred stock, $.001 par value,
   5,000,000 shares authorized, none issued                          -
   Common stock, $.001 par value,
    75,000,000 shares authorized; 8,157,165 issued
    and outstanding                                                8,157
   Additional paid-in capital                                     37,043
   Accumulated deficit                                          (268,770)
                                                             -------------
Total Stockholders' Deficiency                                  (223,570)
                                                             -------------

                                                             $ 2,139,912
                                                             =============


            (See notes to unaudited condensed financial statements)

                            THIRD MILLENNIUM TELECOMMUNICATIONS, INC.
                               CONDENSED STATEMENTS OF OPERATIONS
                     Three and Nine months ended December 31, 2001 and 2000
                                          (Unaudited)


                                                      Three months Ended            Nine Months Ended
                                                          December 31                  December 31
                                                 ----------------------------  ----------------------------
                                                      2001          2000           2001          2000
                                                 ----------------------------  ----------------------------

Revenues                                           $3,199,999    $1,324,360      $9,394,534    $4,986,449

Cost of Goods Sold                                    966,585       506,241       3,014,932     1,905,159

Gross Profit                                        2,233,414       818,119       6,379,602     3,081,290

Selling, General & Admin.                           1,998,196       832,159       5,909,486     3,132,319

Income/(Loss) From Operations                         235,218       (14,040)        470,116       (51,029)

Other Income (Expense)
  Interest income                                         217           785           2,402         2,354
  Expense related to contractual dispute                    0             0        (800,000)            0
  Other expense                                             0        (1,946)              0        (5,838)
                                                 ----------------------------  ----------------------------

Income (Loss) Before Provision
  For Income Tax                                      235,435       (15,201)       (327,482)      (54,513)
Provision for Inc. Tax                                      0           (85)              0          (254)

                                                 ----------------------------  ----------------------------
Net Income (Loss)                                    $235,435      ($15,286)      ($327,482)     ($54,767)
                                                 ============================ =============================


Net Income (Loss) per Common Share                      $0.03        ($0.00)         ($0.04)       ($0.01)
                                                 ============================ =============================



Weighted Average Common Shares                      8,157,165      8,157,165       8,157,165     8,157,165
Outstanding
                                                 ============================ =============================


                         (See notes to unaudited condensed financial statements)



                                                                                                        4

                   THIRD MILLENNIUM TELECOMMUNICATIONS, INC.
                     CONDENSED STATEMENTS OF CASHFLOWS
                            Nine months ended
                               (Unaudited)


                                                       December 31,   December 31,
                                                           2001           2000
                                                       ---------------------------

CASH FLOWS PROVIDED BY (USED FOR):

OPERATING ACTIVITIES:
---------------------
Net loss                                                 $(327,482)     $ (54,767)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation                                              6,825          3,407
   Equity issued for services rendered                      35,000             -
   Changes in certain assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                 (846,078)        89,317
      Merchandise inventories                             (149,677)        39,128
    Increase (decrease) in:
      Accounts payable and accrued expenses                683,223       (121,064)
      Accrual related to contractual dispute               360,944             -
      Accrued salaries and payroll taxes                     6,374          1,999
      Accrued corporate taxes                                   -             340
                                                       ---------------------------
        Net Cash Used for Operating Activities            (230,871)       (41,640)
                                                       ---------------------------
INVESTING ACTIVITIES:
---------------------
 Purchases of property and equipment                       (40,548)       (11,154)
 Purchase of certificate of deposit                        (75,217)            -
                                                       ---------------------------
       Net Cash Used for Investing Activities             (115,765)       (11,154)
                                                       ---------------------------
FINANCING ACTIVITIES:
---------------------
 Advances to stockholder                                    33,684        (33,684)
 Distribution to stockholder                               (33,684)            -
 Proceeds under line of credit agreement                   200,000             -
                                                       ---------------------------
      Net Cash Provided(Used)by Financing Activities       200,000        (33,684)
                                                       ---------------------------
NET DECREASE IN CASH                                      (146,636)       (86,478)

CASH AND CASH EQUIVALENTS:

 Beginning of period                                       181,369         95,556
                                                       ---------------------------
 End of period                                           $  34,733      $   9,078
                                                       ===========================

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOWS INFORMATION:


  Cash paid during the period for:
   Interest                                              $   2,735      $     -
                                                       ==========================
   Income taxes                                          $      -       $    200
                                                       ==========================
                 (See notes to unaudited condensed financial statements)


                                                                             5

                   Third Millennium Telecommunications, Inc.
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                              December 31, 2001


1. Business and Organization

  Effective October 1, 2001 ECOS Group, Inc. ( the "Predecessor Company") closed on a share exchange transaction with Third Millennium Telecommunications, Inc. ("TMTI", "Successor Company", or "Registrant"). The Predecessor Company acquired all of the issued and outstanding shares of TMTI. As a result of this transaction the business of TMTI was substituted for that of the Predecessor Company. The current unaudited financial statements, as well as those for the prior year, are those of the Successor Company. For accounting purposes, the exchange is treated as a reverse merger (recapitalization), as if TMTI acquired ECOS Group, Inc.

  Effective October 1, 2001 the Registrant changed its corporate name from ECOS Group Inc. to Third Millennium Telecommunications, Inc. to more suitably reflect the Company's future plan of operations to provide telecommunications services. The Company is a Florida corporation with its principal offices in Piscataway, New Jersey.

  Reference is made to the Reviewed Financial Statements of TMTI which were presented in their entirety as Exhibit 99.1 to the Form 10-QSB filed for the Quarter ended September 30, 2001. The attached statements should be read in conjunction with those Referenced Reviewed Financial statements and the notes thereto.

  TMTI is involved in the business of wholesale activation of cellular phones and logistics and fulfillment of internet retailers. TMTI is a value added wholesaler in the wireless markets focusing its efforts on expanding its distribution network through its dealer program in the Metropolitan New York market to include retailers throughout the continental United States.


2. Stockholders' Equity

  Subsequent to the reverse split, the par value of TMTI's Common Stock was $0.24. TMTI's stockholders have voted to change the par value of TMTI's Common Stock to $.001. Such proposed change is reflected in these financial statements.

                   Third Millennium Telecommunications, Inc.
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, continued
                             December 31, 2001


3. Significant Accounting Policies

   Interim Financial Statements.


   The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information, disclosures, and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature)) necessary for a fair presentation of the financial statements. The results of operations for the three months and nine months ended December 31, 2001 are not necessarily indicative of the results expected for the full year.


   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

   Revenue Recognition

   Revenue from product sales is recognized when all significant services, including receipt of authorized and signed paperwork have been provided.



4. Significant Agreements

   TMTI is involved in several significant sales and representation agreements with major telecommunications companies. (See Exhibit 99.1 to the Form 10-QSB filed for the Quarter ended September 30, 2001 - Third Millennium Telecommunications, Inc. Reviewed Financial Statements, Notes 3, 4, and 5 for further information).

                   Third Millennium Telecommunications, Inc.
         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, continued
                             December 31, 2001


5. Line of Credit Agreement

   On September 19, 2001 TMTI negotiated a $150,000 line of credit with Commerce Bank. Such line of credit was increased to $250,000 in October 2001. Interest is payable monthly at the rate of 1.0% above the prime rate (4.75% at December 31, 2001). The line of Credit is secured by a $75,000 certificate of deposit. The line of credit matures on October 1, 2002.
   The amount outstanding on this line of credit at December 31, 2001 totaled $200,000.

6. Contractual Dispute

   During the first nine months of fiscal year 2002, the Company became aware of a contractual dispute asserted by WorldCom which resulted in a claim against the Company of $800,000 by WorldCom (See Exhibit 99.1 to the Form 10-QSB filed for the Quarter ended September 30, 2001 - Third Millennium Telecommunications, Inc. Reviewed Financial Statements, Note 7, for further information). Consequently, the Company recorded a charge against operations and a corresponding liability in the amount of $800,000. WorldCom is deducting approximately $73,000 per month from the Company's settlement checks. As of December 31, 2001 the Company had approximately $440,000 deducted from monthly settlement checks related to this contractual dispute.

   Management believes that cash flows from operations will be adequate to repay the contractual disputed amount provided WorldCom continues to work with the Company and does not make demand for immediate payment or terminate the agreement. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Results of Operations

On September 30, 2001 ECOS, Inc. (the "Predecessor Company"), through an exchange offer, acquired all of the issued and outstanding shares of Third Millennium Telecommunications, Inc. ("TMTI", "Successor Company" or "Registrant"). The Predecessor Company acquired all of the issued and outstanding shares of TMTI. Prior to the exchange offer all assets and liabilities of the Predecessor Company existing up to the date of closing were transferred to Evans Environmental and Geological Science and Management, Inc. ("EE&G") and EE&G was then split off from the Predecessor Company.

TMTI is involved in the business of wholesale activation of cellular phones and logistics and fulfillment of Internet retailers. TMTI is a value added wholesaler in the wireless markets focusing its efforts on expanding its distribution network through its dealer program in the Metropolitan New York market to include retailers throughout the United States. The Interim Condensed Financial Statements presented herein are those of TMTI.

Based upon the Share Exchange Agreement the Registrant effected a 1 for 20 reverse stock split immediately prior to Closing with respect to its issued and outstanding Common Stock ("Reverse Split"). Although the number of authorized shares of Common Stock remained at 75,000,000 upon completion of the Reverse Split. The Registrant acquired 100% of the outstanding TMTI common stock in exchange for the issuance and delivery by the Registrant of an aggregate of 6,875,000 shares of the Registrants Common Stock (on a post-Reverse Split basis) to the shareholders of TMTI. After this issuance the former shareholder of TMTI own 80.7% of the Registrant's Common Stock. 35,000,000 additional shares of Registrant's Common Stock will be issued to the shareholders of TMTI upon the achievement of certain financial thresholds by TMTI at any time within three years after Closing. Simultaneously with the Closing of the Share Exchange, the Registrant transferred (i) all of the Predecessor's assets and liabilities to EE&G (ii) all of the outstanding shares of (EE&G), the Registrant's then wholly-owned subsidiary, to certain members of the Predecessors management and, in exchange for the cancellation of certain shares of the Registrant's Common Stock held by members of the Predecessor's management and the termination of the options to purchase shares of Common Stock, based on terms and conditions set forth in the document.

Simultaneously with the Closing, the board of directors of the Predecessor Company resigned and a new board of directors was elected and new officers were appointed. The changes described above constitute a change in control, the Registrant has a new management, a new board of directors, and a significant shift in equity ownership. Also concurrently with the share exchange agreement, the Registrant changed its corporate name to Third Millennium Telecommunications, Inc. (the "Successor Company"). This name more suitably reflects the Company's future plan of operations to provide telecommunications services. The Company also changed it's stock symbol from ECOS to TMTM. The Company's Stock trades on the Over the Counter Bulletin Board (OTCBB). The company is a Florida Corporation with its principal offices in Piscataway, New Jersey.

Three months ended December 31, 2001 compared with three months ended December 31, 2000

TMTI's revenues increased 142% to $3,199,999 for the quarter ended December 31,2001 ("Third Quarter of fiscal Year 2002") from $1,324,360 for the quarter ended December 31,2000 ("Third Quarter of fiscal Year 2001"). The increase in revenue is directly related to TMTI's shift of emphasis from selling through retail dealers to direct sales over the Internet which change took place during the first quarter of calendar year 2001.

Cost of Goods Sold, which primarily represents the sale of individual cell phone handsets, increased 91% to $966,535 for the Third Quarter of 2002 from $506,241 for the Third Quarter of 2001. The increase is to a large degree directly related to the increase in revenue for the same period. To a lesser degree Cost of Goods Sold declined due to TMTI's cessation of bulk sales of hand sets to retailers which did not necessarily result in activation of cell phone service.

The Company's gross profit margin increased to 70% for the third quarter of 2002 from 62% for the Third Quarter of 2001. The increase in the gross margin is primarily related to the aforementioned shift to Internet sales and the cessation of bulk sales of cell phone handsets to retailers which sales carried little or no markup.

General, administrative, and other operating costs (SG&A) increased by $1,166,036 or 140% to $1,998,196 for the Third Quarter of 2002 compared with $832,159 for the Third Quarter of 2001. The growth was due to an increase of commission payments to dealers, which vary directly with revenues, for activation of new cell phones. Commissions represent the largest single component of SG&A Expenses.

Due to the losses incurred during the first nine months of the fiscal year there was no provision made for taxes on the profit earned during the last three months. In the prior year there was only a nominal credit for taxes. During the prior period the company had been taxed as a Subchapter S corporation.

Net income for the Third Quarter of 2002 was $235,435, compared with a net loss $15,286 for the Third Quarter of 2001.


Nine months ended December 31, 2001 compared with nine months ended December 31, 2000

TMTI's revenues increased 88% to $9,394,534 for the nine months ended December 31,2001 from $4,986,449 for the nine months ended December 31, 2000. The increase in revenue is directly related to TMTI's shift of emphasis from selling through retail dealers to direct sales over the Internet which change took place during the first quarter of calendar year 2001.

Cost of Goods Sold, which primarily represents the cost of individual cell phone handsets, increased 58% to $3,014,932 for the first nine months of 2002
from $1,905.159 for the first nine months of 2001.   The increase is to a large
degree directly related to the increase in revenue for the same period. To a lesser degree Cost of Goods Sold declined due to TMTI's cessation of bulk sales of these products to retailers which did not necessarily result in activation of cell phone service.

The Company's gross profit margin for the first nine months of 2002 was 68% an increase from 62% for the first nine months of 2001. The increase in the gross margin is primarily related to the aforementioned shift to Internet sales and the cessation of bulk sales of cell phone handsets to retailers which sales carried little or no markup.

General, administrative, and other operating costs (SG&A) increased by $2,777,167 or 89% to $5,909,486 for the first nine months of 2002 compared with $3,132,319 for the first nine months of 2001. The growth was due to an increase of commission payments to dealers, which vary directly with revenues, for activation of new cell phones. Commissions represent the largest single component of SG&A Expenses.

During the first nine months of 2002 the company incurred an Other Expense of $800,000 related to a contractual dispute WorldCom. There was no comparable expense in the corresponding first nine months of 2001.

As a result of the losses incurred during the first nine months of 2002 no tax provision was required for that period. Due to the fact that TMTI was formerly a Subchapter S corporation for tax purposes there were only nominal charges reflected in the Provision for Income taxes in the first nine months of 2001.

The loss for the first nine months of 2002 was $327,482 compared with a loss of $54,767 for the first nine months of 2001.


Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended December 31, 2001 was $ $230,871. Net cash used in investing activities was $115,765 for the nine months ended December 31, 2001. Net Cash provided by financing activities for the nine months ended December 31, 2001 was $200,000.

At December 31, 2001 the Company had a Cash balance of $34,733 and borrowing availability under its line of credit of $50,000. The principal reason for the deterioration in the company's cash position is the contractual dispute with WorldCom for which the Company used funds of $ 440,000 during the period. The increase in Accounts Receivable of $846,078 and Merchandise Inventories of $149,677 during nine months ended December 31, 2001 is directly related to the 85% increase in Revenue from the similar period in the prior year. Accounts Payable increased $ 683,223. After repaying $440,000 the Accrual Related to a Contractual Dispute resulted in a net increase of $360,944 during the nine months ended December 31, 2001

As of December 31, 2001 the Company had a working capital deficit of $285,717. Management believes that cash flows from operations will be adequate to repay the remaining disputed amount provided WorldCom continues to work with the Company and does not make demand for immediate payment or terminate the agreement, although management can make no assurances that WorldCom will so work with the Company. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund its operations from a combination of cash on hand, cash generated from operations, and potential increased sales, as well as the use of its bank line of credit. These sources of capital are expected to fund the Company's operations through March 31, 2002. The Company believes that it can experience sustained and profitable revenue growth in the future, although no assurances can be given. However, if the Company does not continue its profitability, or it cannot obtain alternative sources of financing, there would be a material adverse effect on the financial condition, operations and business prospects of the Company. The Company has no arrangements in place for alternative sources of financing, and no assurance can be given that such financing will be available at all or on terms acceptable to the Company.

Forward Looking Statements

This Information Statement, including the exhibits, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Shareholders can identify these forward-looking statements by the words "expects", "projects", "estimates", "believes", "anticipates", "intends", "plans", "budgets", "predicts", and similar expressions. Discussions containing forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis or Plan of Operation" as well as in the report generally. These statements concern expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

The Company has based the forward-looking statements relating to its operations on its current expectations, estimates and projections about the Company and the industry in general. Forward -looking statements relating to the operations of TMTI are based on the current expectations and estimates of TMTI's management about TMTI and the industry in which it operates. The Company has based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, actual out comes and results may differ materially from what the Company or TMTI has expressed or forecast in the forward-looking statements. The Company also cautions its shareholders that these statements are not guarantees of future performance and involve risks and uncertainties that TMTI can not predict. The risks and uncertainties that may affect the operations, performance, development and results of TMTI's business include:
   * TMTI's ability to develop and implement operational and financial systems to manage rapidly growing operations;
   * competition from others in the wireless telecommunications promotions market;
   *  TMTI's limited operating history;
   *  the sales and marketing of wireless telecommunications products;
   * changes in TMTI's businesses resulting from consolidation in the wireless telecommunications industry;
   * the inability of TMTI to accomplish its strategic objectives, including the expansion of its sales and marketing activities;
   *  changes in demand for wireless communications products; and
   *  adverse conditions in the capital markets or in the general economy.

Theses forward-looking statements reflect the Company's current views about future events and are subject to risks, uncertainties, and assumptions. The Company wishes to caution readers that certain important factors may have affected and could in the future affect the Company's actual results to differ significantly from those expressed in any forward-looking statement. The most important factors that could prevent the Company from achieving its goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed or implied by those forward-looking statements include, but are not limited to, the following:
   *  sudden loss of one of the Company's major sales contracts;
   *  natural disasters such as hurricanes and tornadoes;
   *  sudden loss of key personnel;
   * change with respect to the Company's competitors or the market for wholesale cellular phones activations;
   * decisions by the Company's lenders to demand repayment of the Company's indebtedness; and
   * In addition, recent events relating to the terrorist attacks on September 11, 2001 and other terrorist activities have created significant global economic and political uncertainties that may have material and adverse effects on financial markets, the economy, and demand for the Company's services and products.

Part II - Other Information
     Item 1.  Legal Proceedings:

     NONE

     Item 2. Changes in Securities and Use of Proceeds:

     NONE

     Item 3. Defaults upon Senior Securities

     NONE

     Item 4. Submission of Matters to Vote of Security Holders.

     NONE

     Item 5. Other Information.

     The majority shareholders of the Registrant have informally determined to amend its Certificate of Incorporation to change the par value of its shares of common stock from $0.24 to $0.001 per share. No formal action has been taken to implement this proposal, but the Registrant expects to complete this change during the coming quarter.

     Item 6. Exhibits and Reports on Form 8K


     NONE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Third Millennium Telecommunications, Inc.

                                   /s/ Michael Galkin
                              By:______________________________
                              Michael Galkin, Chief Executive Officer


                                   /s/ James Shanley
                              By______________________________
                               James Shanley, Chief Financial Officer